Form 10KSB
period 2000-02-29
ENVIRONMENTAL PROTECTION CORP
filed 2000-08-29
CIK 1101423

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[ ]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT  OF
      1934
                                  For the fiscal year ended March 31, 2000.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                  For the transition period from______ to______
                              Commission file number________________________


                           SENIOR OPTICIAN SERVICE, INC.
-------------------------------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)


            Minnesota                                       41-1954595
---------------------------------              ---------------------------------
     (State of Incorporation)                  (IRS Employer Identification No.)



15945 Quality Trail North, Scandia, MN                        55073
---------------------------------------        ---------------------------------
(Address of principal executive offices)                    (Zip Code)



Issuer's telephone number, (   651     )     433       -          3522
                            -----------  -------------   -----------------------


Securities to be registered under Section 12(b) of the Act:  None

        Title of each class                      Name of each exchange on which
        to be so registered                      each class is to be registered


-------------------------------                  -------------------------------


-------------------------------                  -------------------------------

Securities to be registered under Section 12(g) of the Act:

         Title of each class                     Name of each exchange on which
         to be so registered                     each class is to be registered


Common Stock, par value $0.001                                 None
-------------------------------                  -------------------------------


-------------------------------                  -------------------------------

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days. Yes    No
                                                                      ---   ---

                                     PART I

Item 1.      Description of Business.

         (a) Forward-looking Statements. Certain statements in this Form 10-KSB Annual Report, particularly under Items 1 and 2, constitute "forward-looking statements" with the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements, expressed or implied by the forward-looking statements.

         (b) Business Development. Senior Optician Service, Inc., the "Company" was incorporated in the State of Minnesota on April 20, 1966 as Polar Homes, Inc. On October 2, 1968 the Company changed its name to Polar Campers, Inc. On January 24, 1992, the Company changed its name to Access Plus, Inc. On December 29, 1998, the Company changed its name to Environmental Protection Corporation. On August 15, 2000, the company changed its name to Senior Optician Service, Inc.

         (c) Business of the Issuer. Senior Optician Service, Inc., intends to enter the specialty eye wear products business. It will focus its efforts on specialty eye wear sales and services for senior citizens who are home or facility bound. The service will initially be offered out of a retail optician center in Richfield, Minnesota. The retail optician center will be owned and operated by Donald and Sandra Hill, company officers and directors. The service will utilize an interactive website server for use by the nurses stations at the center. The service will be marketed to homebound residential persons, assisted living facilities and temporary and permanent residence facilities for senior citizens. The nursing stations located in these assisted living facilities will be able to request products, services and schedule on-site optician appointments. Senior Optician Service anticipates offering the website services in various cities through independently owned and operated optician stores. Presently, the business concept is in its development stage and no hardware or software systems have been installed.

Item 2.      Description of Property.

         The Company owns no properties and has no interest in any property.

Item 3.      Legal Proceedings.

         The Company is not a party to any pending or threatened legal proceedings.

Item 4.      Submission of Matters to a Vote of Security Holders.

         No matter was submitted to a vote of the security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

                                     PART II

Item 5.      Market for Common Equity and Related Stockholder Matters.

(a)      Market Information.

         The Company's common equity does not trade in any securities markets.

(b)      Holders.

         The Company has approximately 461 active shareholders of its common stock holding 5,554,000 common shares.

(c)      Dividends.

         No dividends have been declared or paid to date and none are expected to be paid in the forseeable future. There are no restrictions imposed on the Company which limit its ability to declare or pay dividends on its common stock.

Item 6.      Management's Discussion and Analysis or Plan of Operation.

(1)      Caution Regarding Forward-Looking Information

         This annual
 report  contains  certain  forward-looking  statements  and information relating to the Company that are based on the beliefs of the Company or management as well as assumptions made by and information currently available to the Company or management. When used in this document, the words "anticipate," "believe," "estimate," "expect" and "intend" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current view of the Company regarding future events and are subject to certain risks, uncertainties and assumptions, including the risks and uncertainties noted. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. In each instance, forward-looking information should be considered in light of the accompanying meaningful cautionary statements herein.

(2)      General comments

         Senior Optician Service, Inc. (formerly Environmental Protection Corporation) (Company) was initially incorporated on April 20, 1966 under the laws of the State of Minnesota as Polar Homes, Inc. The Company changed its corporate name to Polar Campers, Inc. in 1968. The Company was originally formed to "build, manufacture, sell, lease, own, buy and otherwise deal with in mobile homes, campers, trailers and any other equipment which from time to time be decided upon; to own and otherwise deal with in real estate, and to do all things necessary and proper to accomplish said purposes." The Company ceased all business operations during 1973 and disposed of all assets and liabilities. The Company has been dormant since that time.

         In August 1991, in anticipation of a business combination with another entity, the Company changed its corporate name to Access Plus, Inc. This business combination was unsuccessful and was abandoned due to lack of regulatory approval in January 1992. Concurrent with the abandonment of that proposed business combination, the Company changed its corporate name to Environmental Protection Corporation.

         On August 15, 2000, the Company changed its corporate name to Senior Optician Service, Inc.

(3)      Results of Operations, Liquidity and Capital Resources

         As of the date of this filing, the Company has no operations, assets or liabilities and has had none since 1973. Accordingly, the Company is dependent upon management and/or significant shareholders to provide sufficient working capital to preserve the integrity of the corporate entity at this time. It is the intent of management and significant shareholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity.

         Senior Optician Service, Inc. intends to enter the specialty eyewear products business and intends to focus its efforts on specialty eyewear sales and services for senior citizens who are home or facility bound. The Company anticipates that its services will initially be offered out of a retail optician center in Richfield, Minnesota. These services will be principally marketed to individuals in homebound residential situations, assisted living facilities and temporary and permanent residence facilities for senior citizens. The Company's business plan anticipates using an interactive website server for use at various nurses stations at assisted living facilities and other temporary and permanent residence facilities for senior citizens. The nursing stations located in these venues will be able to request products, services and schedule on-site optician appointments for the facility residents. Further, the Company anticipates offering the website services in various cities through independently owned and operated optician stores. Presently, the business concept is in its development stage and no hardware or software systems have been installed.

Item 7.      Financial Statements.

         The required financial statements are included in this document starting at Page F-1.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

         There have been no changes or disagreements with accountants on accounting or financial disclosure during the Company's two most recent fiscal years.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

         On July 5, 2000, William C. Nichols, Gregory Johnson and Paula Nichols tendered their resignations from the board of directors appointing Donald Hill, Sandra Hill and Bradley Peterson to fill their vacancies. The letters of resignation did not express any disagreement with the company on any matter relating to operations, policies or practices.

The following table sets forth the officers and directors of the Company.

Name                            Position                              Age
----                            --------                              ---
Donald Hill                     President, Director                   58

Sandra Hill                     Secretary, Treasurer                  52

Bradley Peterson                Vice President                        52


(a)      Identify Directors and Executive Officers.

         The Company has three directors, Donald Hill, Sandra Hill and Bradley Peterson.
Donald Hill is the owner of Inver Grove Optical, a business located in Inver Grove Heights, Minnesota. He is a dispensing optician. He has worked in the optician field since 1960.

Sandra Hill is a company director, secretary and treasurer. She is a co-owner and receptionist at Inver Grove Optical. She is President of Friends of NANA, a non-profit organization formed to fund and assist families in the adoption of children from the FANA orphanage in Bogota, Columbia.

Bradley Peterson is a company director and Vice President. He is President of Southdale Optical, Inc. located in Edina, Minnesota. He is a member of the Minnesota Optician Society, Optician Society of America, Contact Lens Society of America and American Board of Opticians. He has been an optician since 1980.

(b)      Identify  Significant   Employees.   The  Company  has  no  significant
         employees.

(c)      Family Relationships.  Donald and Sandra Hill are husband and wife.

(d) Involvement in Certain Legal Proceedings. None of the Company's directors, officers, promoters or control persons, if any, during the past five years was, to the best of the Company's knowledge:

1. A general partner or executive officer of a business that had a bankruptcy petition filed by or against it either at the time of the bankruptcy or within the two years before the bankruptcy;
2. Convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
3. Subject to any order, judgement, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and
4. Found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgement has not been reversed, suspended or vacated.

Item 10.     Executive Compensation.

         The Company has three executive officers. No executive officers have been paid any compensation. The company does not have an employee stock option plan and has granted no other form of compensation to its executive officers.
The Company does not have a written employment contract with its executive officers.

Item 11.     Security Ownership of Certain Beneficial Owners and Management.

         Table 1 lists the persons who are known to the Company to be the owners of more than five percent of the Company's equity shares according to the stockholder list provided by the Company's transfer agent as of March 31, 2000.

(e)      Beneficial Ownership of more than 5%.

         Table 1.

     (1)                   (2)                   (3)                  (4)
Title of Class       Name and Address      Amount and Nature    Percent of Class
--------------       ----------------      -----------------    ----------------
Common               M. D. Price, Jr.          5,000,000              90%

(f)      Security Ownership of Management.

         None.


(g) Changes in Control. Management is unaware of any facts that would effect a change in the control of the Company as of the date of this Form 10-KSB filing.

Item 12.     Certain Relationships and Related Transactions.

(a)      Transactions with Management and Others.

         No member of management, executive officer, director, nominee for a director or security holder who is known to the Company to own of record or beneficially more than five percent of any class of the Company's voting securities, nor any member of the immediate family of any of the foregoing persons, has had any direct or indirect material interest in any transaction to which the Company was or is to be a party.

(b)      Certain Business Relationships.

         No director or nominee for director is or has been related to any person who has been a party to any transaction with the Company. The proposed business operations will be initially operated in association with management's optician service retail location.

(c)      Indebtedness of Management.

         No member of the Company's management is or has been indebted to the Company since the beginning of the Company's last fiscal year.

(d)      Transactions with Promoters.

         The Company's promoters have not received, directly or indirectly, anything of value from the Company, nor are they entitled to receive anything of value from the Company.

Item 13.     Exhibits and Reports on Form 8-K.

         (a) Exhibits

         Exhibits

         *(3.0) Amendment of Articles of Incorporation of Environmental Protection Corporation

          (27)           Financial Data Schedule

         ---------------
         * Previously filed

         (b) There were no reports on Form 8-K filed by the Company during the quarter ending March 31, 2000.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 25, 2000


Senior Optician Service, Inc.


 /s/ Donald Hill
-----------------------------
By:  Donald Hill
Title: President


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

 /s/ Donald Hill                                              August 25, 2000
---------------------------
By:  Donald Hill
Title: President, Director


 /s/ Sandra Hill                                              August 25, 2000
---------------------------
By:  Sandra Hill
Title: Secretary

                                 SENIOR OPTICIAN
                                  SERVICE, INC.

                              Financial Statements
                              and Auditor's Report

                          March 31, 2000, 1999 and 1998





                               S. W. HATFIELD ,CPA
                          certified public accountants

                      Use our past to assist your future sm

                          SENIOR OPTICIAN SERVICE, INC.
                 (formerly Environmental Protection Corporation)

                                    CONTENTS

                                                                           Page
                                                                           ----

Report of Independent Certified Public Accountants                           3

Financial Statements

   Balance Sheets
     as of March 31, 2000, 1999 and 1998                                     4

   Statements of Operations and Comprehensive Income
     for the years ended March 31, 2000, 1999 and 1998                       5

   Statement of Changes in Shareholders' Equity
     for the years ended March 31, 2000, 1999 and 1998                       6

   Statements of Cash Flows
     for the year ended March 31, 2000, 1999 and 1998                        7

   Notes to Financial Statements                                             8

S. W. HATFIELD, CPA
certified public accountants

Member:    American Institute of Certified Public Accountants
               SEC Practice Section
               Information Technology Section
           Texas Society of Certified Public Accountants


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------

Board of Directors and Stockholders
Senior Optician Service, Inc.
   (formerly Environmental Protection Corporation)

We have audited the accompanying balance sheets of Senior Optician Service, Inc. (formerly Environmental Protection Corporation) (a Minnesota corporation) as of March 31, 2000, 1999 and 1998, respectively, and the related statements of operations and comprehensive income, changes in shareholders' equity and cash flows for the each of the three years then ended, respectively. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Senior Optician Service, Inc. (formerly Environmental Protection Corporation) as of March 31, 2000, 1999 and 1998, respectively, and the results of operations and cash flows for each of the three years then ended, respectively, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company has no viable operations or significant assets and is dependent upon significant shareholders to provide sufficient working capital to maintain the integrity of the corporate entity. These circumstances create substantial doubt about the Company's ability to continue as a going concern and are discussed in Note A. The financial statements do not contain any adjustments that might result from the outcome of these uncertainties.

                                                             S. W. HATFIELD, CPA
Dallas, Texas
May 10, 2000 (except for Note A
   as to which the date is August 15, 2000)



                      Use our past to assist your future sm

P. O. Box 820395                               9002 Green Oaks Circle, 2nd Floor
Dallas, Texas  75382-0395                               Dallas, Texas 75243-7212
214-342-9635 (voice)                                          (fax) 214-342-9601
800-244-0639                                                      SWHCPA@aol.com
                                       F-3



                          SENIOR OPTICIAN SERVICE, INC.
                 (formerly Environmental Protection Corporation)
                                 BALANCE SHEETS
                          March 31, 2000, 1999 and 1998


                                                               2000         1999         1998
                                                             ---------    ---------    ---------
                                     ASSETS
                                     ------
Current Assets
   Cash in bank                                              $    --      $    --      $    --
                                                             ---------    ---------    ---------

Total Assets                                                 $    --      $    --      $    --
                                                             =========    =========    =========



                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities
   Accounts payable - trade                                  $    --      $    --      $    --
                                                             ---------    ---------    ---------

     Total Liabilities                                            --           --           --
                                                             ---------    ---------    ---------


Shareholders' Equity
   Common stock - $0.001 par value
     100,000,000 shares authorized
     5,554,000, 5,554,000 and 554,000
     shares issued and outstanding,  respectively                5,554        5,554          554
   Additional paid-in capital                                  352,163      352,163      352,163
   Accumulated deficit                                        (357,717)    (357,717)    (352,717)
                                                             ---------    ---------    ---------

     Total Shareholders' Equity                                   --           --           --
                                                             ---------    ---------    ---------

Total Liabilities and Shareholders' Equity                   $    --      $    --      $    --
                                                             =========    =========    =========








The accompanying notes are an integral part of these financial statements.



                          SENIOR OPTICIAN SERVICE, INC.
                 (formerly Environmental Protection Corporation)
                          STATEMENTS OF OPERATIONS AND
                        COMPREHENSIVE INCOME Years ended
                          March 31, 2000, 1999 and 1998


                                                       2000          1999           1998
                                                    ----------   -----------    -----------
Revenues                                            $     --     $      --      $      --
                                                    ----------   -----------    -----------

Expenses
   General and administrative expenses                    --           5,000           --
                                                    ----------   -----------    -----------

     Total operating expenses                             --           5,000           --
                                                    ----------   -----------    -----------

Loss from Operations                                      --          (5,000)          --

Other Income
   Interest and other                                     --            --             --
                                                    ----------   -----------    -----------

Net Loss                                                  --          (5,000)          --

Other comprehensive income                                --            --             --
                                                    ----------   -----------    -----------

Comprehensive Income                                $     --     $    (5,000)   $      --
                                                    ==========   ===========    ===========


Net loss per weighted-average
   share of common stock outstanding,
   computed on Net Loss - basic and fully diluted          nil           nil            nil
                                                           ===           ===            ===

Weighted-average number of shares
   of common stock outstanding - basic
   and fully diluted                                 5,554,000     1,992,356        554,000
                                                    ==========   ===========    ===========





The accompanying notes are an integral part of these financial statements.



                          SENIOR OPTICIAN SERVICE, INC.
                 (formerly Environmental Protection Corporation)
                             STATEMENT OF CHANGES IN
                        SHAREHOLDERS' EQUITY Years ended
                          March 31, 2000, 1999 and 1998



                                  Common Stock        Additional
                                  ------------         paid-in   Accumulated
                               Shares      Amount      capital     deficit       Total
                             ---------   ---------    ---------   ---------    ---------
Balances at
   April 1, 1997               554,000   $   5,540    $ 347,177   $(352,717)   $    --

Effect of the restatement
   of par value of common
   stock from $0.01 to
   $0.001 per share               --        (4,986)       4,986        --           --
                             ---------   ---------    ---------   ---------    ---------

Balances at
   April 1, 1997, restated     554,000         554      352,163    (352,717)        --

Net loss for the year             --          --           --          --           --
                             ---------   ---------    ---------   ---------    ---------

Balances at
   March 31, 1998              554,000         554      352,163    (352,717)        --

Issuance of common
   stock for professional
   fees                      5,000,000       5,000         --          --          5,000

Net loss for the year             --          --           --        (5,000)      (5,000)
                             ---------   ---------    ---------   ---------    ---------

Balances at
   March 31, 1999            5,554,000       5,554      352,163    (357,717)        --

Net loss for the year             --          --           --          --           --
                             ---------   ---------    ---------   ---------    ---------

Balances at
   March 31, 2000            5,554,000   $   5,554    $ 352,163   $(357,717)   $    --
                             =========   =========    =========   =========    =========






The accompanying notes are an integral part of these financial statements.

                          SENIOR OPTICIAN SERVICE, INC.
                 (formerly Environmental Protection Corporation)
                            STATEMENTS OF CASH FLOWS
                    Years ended March 31, 2000, 1999 and 1998


                                              March 31,   March 31,   March 31,
                                                2000        1999        1998
                                              ---------   ---------   ---------
Cash Flows from Operating Activities
   Net loss for the year                      $    --     $  (5,000)  $    --
   Adjustments to reconcile net loss to net
     cash provided by operating activities
       Common stock issued for
         professional fees                         --        (5,000)       --
                                              ---------   ---------   ---------

Net cash provided by operating activities          --          --          --
                                              ---------   ---------   ---------


Cash Flows from Investing Activities               --          --          --
                                              ---------   ---------   ---------


Cash Flows from Financing Activities               --          --          --
                                              ---------   ---------   ---------


Increase (Decrease) in Cash                        --          --          --

Cash at beginning of period                        --          --          --
                                              ---------   ---------   ---------

Cash at end of period                         $    --     $    --     $    --
                                              =========   =========   =========


Supplemental Disclosure of
   Interest and Income Taxes Paid

     Interest paid for the year               $    --     $    --     $    --
                                              =========   =========   =========
     Income taxes paid for the year           $    --     $    --     $    --
                                              =========   =========   =========







The accompanying notes are an integral part of these financial statements.

                          SENIOR OPTICIAN SERVICE, INC.
                 (formerly Environmental Protection Corporation)

                          NOTES TO FINANCIAL STATEMENTS

NOTE A - ORGANIZATION AND DESCRIPTION OF BUSINESS

Senior Optician Services, Inc. (formerly Environmental Protection Corporation) (Company) was initially incorporated on April 20, 1966 under the laws of the State of Minnesota as Polar Homes, Inc. The Company changed its corporate name to Polar Campers, Inc. in 1968. The Company was originally formed to "build, manufacture, sell, lease, own, buy and otherwise deal with in mobile homes, campers, trailers and any other equipment which from time to time be decided upon; to own and otherwise deal with in real estate, and to do all things necessary and proper to accomplish said purposes." The Company ceased all business operations during 1973 and disposed of all assets and liabilities. The Company has been dormant since that time.

In August 1991, in anticipation of a business combination with another entity, the Company changed its corporate name to Access Plus, Inc. This business combination was unsuccessful and was abandoned due to lack of regulatory approval in January 1992. Concurrent with the abandonment of that proposed business combination, the Company changed its corporate name to Environmental Protection Corporation.

On August 15, 2000, the Company changed its corporate name to Senior Optician Service, Inc. Senior Optician Service, Inc. intends to enter the specialty eyewear products business and intends to focus its efforts on specialty eyewear sales and services for senior citizens who are home or facility bound. The Company anticipates that its services will initially be offered out of a retail optician center in Richfield, Minnesota. These services will be principally marketed to individuals in homebound residential situations, assisted living facilities and temporary and permanent residence facilities for senior citizens. The Company's business plan anticipates using an interactive website server for use at various nurses stations at assisted living facilities and other temporary and permanent residence facilities for senior citizens. The nursing stations located in these venues will be able to request products, services and schedule on-site optician appointments for the facility residents. Further, the Company anticipates offering the website services in various cities through independently owned and operated optician stores. Presently, the business concept is in its development stage and no hardware or software systems have been installed.

The Company has had no significant operations, assets or liabilities since 1973 and, accordingly, the Company was dependent upon existing resources, management and/or significant shareholders to provide sufficient working capital to preserve the integrity of the corporate entity during this phase. It is the intent of management and significant shareholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.   Cash and cash equivalents
     -------------------------

     For Statement of Cash Flows purposes, the Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

                          SENIOR OPTICIAN SERVICE, INC.
                 (formerly Environmental Protection Corporation)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

2.   Income taxes
     ------------

     The Company files its own separate federal income tax return. The Company has no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods.

3.   Loss per share
     --------------

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of March 31, 2000, 1999 and 1998, the Company has no issued and outstanding securities, options or warrants that would be deemed potentially dilutive in the current and future periods.

NOTE C - COMMON STOCK TRANSACTIONS

On December 18, 1998, the Company's shareholders approved the amendment of the Company's Articles of Incorporation to allow for the issuance of up to 100,000,000 shares of common stock with a par value of $0.001 per share. Prior to this change, the Company had been permitted to issue up to 10,000,000 shares of common stock with a par value of $0.01 per share. This transaction had no effect on the issued and outstanding shares of common stock of the Company. All references to issued and outstanding shares and their respective par value have been changed to reflect this restatement as of the first day of the earliest period presented in the accompanying financial statements.

On December 17, 1998, in anticipation of the approval of the December 18, 1998 action noted above, the Company's Board of Directors approved the issuance of 5,000,000 shares of unregistered, restricted $0.001 par value common stock to an individual providing legal and other consulting services necessary to maintain the integrity of the corporate structure and facilitate the merger with or acquisition of an unrelated entity.