Form 10QSB
period 2000-06-30
ENVIRONMENTAL PROTECTION CORP
filed 2000-08-29
CIK 1101423

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

--------------------------------------------------------------------------------


(Mark one)
    XX          QUARTERLY  REPORT  UNDER  SECTION  13 OR 15(d) OF THE SECURITIES
---------       EXCHANGE ACT OF 1934

                      For the quarterly period ended June 30, 2000

                TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE  ACT
----------      OF 1934

                      For the transition period from ____________ to ___________

--------------------------------------------------------------------------------


                         Commission File Number: 0-28683
                                                 -------

                          Senior Optician Service, Inc.
        (Exact name of small business issuer as specified in its charter)

          Minnesota                                           41-1594595
-----------------------------                       ----------------------------
  (State of incorporation)                            (IRS Employer ID Number)

                  15945 Quality Trail North, Scandia, MN 55073
                  --------------------------------------------
                    (Address of principal executive offices)

                                 (651) 433-3522
                                 --------------
                           (Issuer's telephone number)

                     Environmental Protection Corporation;
                  15945 Quality Trail North; Scandia MN 55073
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)


--------------------------------------------------------------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                                             ---   ---

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: August 28, 2000: 5,554,000
                                          --------------------------

Transitional Small Business Disclosure Format (check one):  YES    NO X
                                                                ---  ---

                          Senior Optician Service, Inc.
                 (formerly Environmental Protection Corporation)

                 Form 10-QSB for the Quarter ended June 30, 2000

                                Table of Contents

                                                                            Page
                                                                            ----

Part I - Financial Information

  Item 1   Financial Statements                                               3

  Item 2   Management's Discussion and Analysis or Plan of Operation          9


Part II - Other Information

  Item 1   Legal Proceedings                                                 10

  Item 2   Changes in Securities                                             10

  Item 3   Defaults Upon Senior Securities                                   10

  Item 4   Submission of Matters to a Vote of Security Holders               10

  Item 5   Other Information                                                 10

  Item 6   Exhibits and Reports on Form 8-K                                  10


Signatures                                                                   10

S. W. HATFIELD, CPA
certified public accountants

Member:    American Institute of Certified Public Accountants
               SEC Practice Section
               Information Technology Section
           Texas Society of Certified Public Accountants

Item 1 - Part 1 - Financial Statements


                           Accountant's Review Report
                           --------------------------

Board of Directors and Shareholders
Senior Optician Service, Inc.
  (formerly Environmental Protection Corporation)

We have reviewed the accompanying balance sheets of Senior Optician Service, Inc. (formerly Environmental Protection Corporation) (a Minnesota corporation) as of June 30, 2000 and 1999 and the accompanying statements of operations and comprehensive income and cash flows for the three months ended June 30, 2000 and 1999. These financial statements are prepared in accordance with the instructions for Form 10-QSB, as issued by the U. S. Securities and Exchange Commission, and are the sole responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression on an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements for them to be in conformity with generally accepted accounting principles.

                                                             S. W. HATFIELD, CPA
Dallas, Texas
August 28, 2000

                      Use our past to assist your future sm

P. O. Box 820395                               9002 Green Oaks Circle, 2nd Floor
Dallas, Texas  75382-0395                               Dallas, Texas 75243-7212
214-342-9635 (voice)                                          (fax) 214-342-9601
800-244-0639                                                      SWHCPA@aol.com
                                        3



                          Senior Optician Service, Inc.
                 (formerly Environmental Protection Corporation)
                                 Balance Sheets
                             June 30, 2000 and 1999

                                   (Unaudited)

                                                               2000         1999
                                                             ---------    ---------
                                     ASSETS
                                     ------

Current Assets
   Cash on hand and in bank                                  $    --      $    --
                                                             ---------    ---------

Total Assets                                                 $    --      $    --
                                                             =========    =========


                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities
   Accounts payable - trade                                  $    --      $    --
                                                             ---------    ---------


Commitments and Contingencies

Shareholders' Equity
   Common stock - $0.001 par value
      100,000,000 shares authorized
      5,554,000 issued and outstanding, respectively             5,554        5,554
   Additional paid-in capital                                  352,163      352,163
   Accumulated deficit                                        (357,717)    (357,717)
                                                             ---------    ---------

      Total Shareholders' Equity                                  --           --
                                                             ---------    ---------

Total Liabilities and Shareholders' Equity                   $    --      $    --
                                                             =========    =========



The financial information presented herein has been prepared by management without audit by independent certified public accountants. See Accountant's Review Report. The accompanying notes are an integral part of these financial statements.

                          Senior Optician Service, Inc.
                 (formerly Environmental Protection Corporation)
                Statements of Operations and Comprehensive Income
                    Three months ended June 30, 2000 and 1999

                                   (Unaudited)

                                               Three months Three months
                                                  ended        ended
                                                 June 30,     June 30,
                                                   2000         1999
                                                ----------   ----------

Revenues                                        $     --     $     --
                                                ----------   ----------

Expenses
   General and administrative                         --           --
   Depreciation and amortization                      --           --
                                                ----------   ----------

      Total expenses                                  --           --
                                                ----------   ----------

Loss from operations                                  --           --

Provision for income taxes                            --           --
                                                ----------   ----------

Net Loss                                              --           --

Other comprehensive income                            --           --
                                                ----------   ----------

Comprehensive Income                            $     --     $     --
                                                ==========   ==========

Loss per weighted-average share of
   common stock outstanding,
   computed on Net Loss - basic
   and fully diluted                                   nil          nil
                                                       ===          ===

Weighted-average number of shares
   of common stock outstanding                   5,554,000    5,554,000
                                                ==========   ==========


The financial information presented herein has been prepared by management without audit by independent certified public accountants. See Accountant's Review Report. The accompanying notes are an integral part of these financial statements.



                          Senior Optician Service, Inc.
                 (formerly Environmental Protection Corporation)
                            Statements of Cash Flows
                    Three months ended June 30, 2000 and 1999

                                   (Unaudited)

                                                            Three months   Three months
                                                               ended          ended
                                                              June 30,       June 30,
                                                               2000           1999
                                                             ---------      ---------
Cash Flows from Operating Activities
   Net Loss                                                  $    --        $    --
   Adjustments to reconcile net income to net cash
      provided by operating activities
         Depreciation and amortization                            --             --
                                                             ---------      ---------

Net cash provided by (used in) operating activities               --             --
                                                             ---------      ---------


Cash Flows from Investing Activities                              --             --
                                                             ---------      ---------


Cash Flows from Financing Activities                              --             --
                                                             ---------      ---------


Increase (Decrease) in Cash and Cash Equivalents                  --             --

Cash and cash equivalents at beginning of period                  --             --
                                                             ---------      ---------

Cash and cash equivalents at end of period                   $    --        $    --
                                                             =========      =========


Supplemental Disclosures of Interest and Income Taxes Paid

   Interest paid during the period                           $    --        $    --
                                                             =========      =========
   Income taxes paid (refunded)                              $    --        $    --
                                                             =========      =========




The financial information presented herein has been prepared by management without audit by independent certified public accountants. See Accountant's Review Report. The accompanying notes are an integral part of these financial statements.

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

3. Loss per share
   --------------

   Basic earnings (loss) per share is computed by dividing the net income (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of June 30, 2000 and 1999, the Company has no issued and outstanding securities, options or warrants that would be deemed potentially dilutive in the current and future periods.

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





                (Remainder of this page left blank intentionally)

Part I - Item 2

Management's Discussion and Analysis of Financial Condition and Results of Operations

(1)    Caution Regarding Forward-Looking Information

This quarterly report contains certain forward-looking statements and information relating to the Company that are based on the beliefs of the Company or management as well as assumptions made by and information currently available to the Company or management. When used in this document, the words "anticipate," "believe," "estimate," "expect" and "intend" and similar expressions, as they relate to the Company or its management, are intended to identify forward-looking statements. Such statements reflect the current view of the Company regarding future events and are subject to certain risks, uncertainties and assumptions, including the risks and uncertainties noted. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. In each instance, forward-looking information should be considered in light of the accompanying meaningful cautionary statements herein.

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

(4)    Year 2000 Considerations

The Year 2000 (Y2K) date change was believed to affect virtually all computers and organizations. The Company has undertook a comprehensive review of its information systems, including personal computers, software and peripheral devices, and its general communications systems during 1999 and made all necessary modifications, upgrades or replacements that it believed were necessary to address its potential internal Y2K exposures.

The Company had no Y2K impact in any manufacturing equipment. The Company also held discussions with its significant suppliers, shippers, customers and other external business partners related to their readiness for the Y2K date change.

The costs associated with the Y2K date change compliance did not have a material effect on the Company's financial position or its results of operations. The Company has experienced no negative impact from any potential Y2K issues through June 30, 2000. However, there can be no continued assurance that all of the Company's systems and the systems of its suppliers, shippers, customers or other external business partners will continue function adequately.

Part II - Other Information

Item 1 - Legal Proceedings

       None

Item 2 - Changes in Securities

       None

Item 3 - Defaults on Senior Securities

       None

Item 4 - Submission of Matters to a Vote of Security Holders
       The Company has held no regularly scheduled, called or special meetings of shareholders during the reporting period.

Item 5 - Other Information

       None

Item 6 - Exhibits and Reports on Form 8-K

       Exhibit 27 - Financial Data Schedule
       Reports on Form 8-K
           August 23, 2000 - Resignation of Directors and Executive Officers pursuant to a change in control and change in corporate name

--------------------------------------------------------------------------------

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   Senior Optician Service, Inc.

August    28   , 2000                                /s/ Donald Hill
       --------                                    -----------------------------
                                                                     Donald Hill
                                                             President, Director
                                                    and Chief Accounting Officer