Form 10QSB
period 2000-09-30
SENIOR OPTICIAN SERVICE INC
filed 2000-11-08
CIK 1101423

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

--------------------------------------------------------------------------------


(Mark one)
    XX          QUARTERLY  REPORT  UNDER  SECTION  13 OR 15(d) OF THE SECURITIES
---------       EXCHANGE ACT OF 1934

                      For the quarterly period ended September 30, 2000

                TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE  ACT
---------       OF 1934

                      For the transition period from ____________ to ___________

--------------------------------------------------------------------------------


                         Commission File Number: 0-28683
                                                 -------

                          Senior Optician Service, Inc.
        (Exact name of small business issuer as specified in its charter)

          Minnesota                                             41-1594595
-----------------------------                          -------------------------
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

                     Environmental Protection Corporation;
                  15945 Quality Trail North; Scandia MN 55073
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: November 6, 2000: 5,554,000
                                          ---------------------------

Transitional Small Business Disclosure Format (check one):  YES     NO X
                                                                ---   ---

                          Senior Optician Service, Inc.
                 (formerly Environmental Protection Corporation)

              Form 10-QSB for the Quarter ended September 30, 2000

                                Table of Contents

                                                                           Page
                                                                           ----
Part I - Financial Information

  Item 1   Financial Statements                                              3

  Item 2   Management's Discussion and Analysis or Plan of Operation         9


Part II - Other Information

  Item 1   Legal Proceedings                                                11

  Item 2   Changes in Securities                                            11

  Item 3   Defaults Upon Senior Securities                                  11

  Item 4   Submission of Matters to a Vote of Security Holders              11

  Item 5   Other Information                                                11

  Item 6   Exhibits and Reports on Form 8-K                                 12


Signatures                                                                  12

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

Item 1 - Part 1 - Financial Statements


                           Accountant's Review Report
                           --------------------------

Board of Directors and Shareholders
Senior Optician Service, Inc.
  (formerly Environmental Protection Corporation)

We have reviewed the accompanying balance sheets of Senior Optician Service, Inc. (formerly Environmental Protection Corporation) (a Minnesota corporation) as of September 30, 2000 and 1999 and the accompanying statements of operations and comprehensive income for the six and three months ended September 30, 2000 and 1999 and the statements of cash flows for the six months ended September 30, 2000 and 1999. These financial statements are prepared in accordance with the instructions for Form 10-QSB, as issued by the U. S. Securities and Exchange Commission, and are the sole responsibility of the Company's management.

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

                                                         S. W. HATFIELD, CPA
Dallas, Texas
November 6, 2000

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
214-342-9635 (voice)                                          (fax) 214-342-9601
800-244-0639                                                      SWHCPA@aol.com
                                        3



                          Senior Optician Service, Inc.
                 (formerly Environmental Protection Corporation)
                                 Balance Sheets
                           September 30, 2000 and 1999

                                   (Unaudited)

                                                               2000         1999
                                                             ---------    ---------
                                     ASSETS
                                     ------

Current Assets
   Cash on hand and in bank                                  $   9,979    $    --
                                                             ---------    ---------

Total Assets                                                 $   9,979    $    --
                                                             =========    =========


                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities
   Accounts payable - trade                                  $   1,545    $    --
                                                             ---------    ---------

Commitments and Contingencies


Shareholders' Equity
   Common stock - $0.001 par value
      100,000,000 shares authorized
      5,554,000 issued and outstanding, respectively             5,554        5,554
   Additional paid-in capital                                  352,163      352,163
   Accumulated deficit                                        (359,283)    (357,717)
                                                             ---------    ---------

      Total Shareholders' Equity                                98,434         --
                                                             ---------    ---------

Total Liabilities and Shareholders' Equity                   $  99,979    $    --
                                                             =========    =========




The financial information presented herein has been prepared by management without audit by independent certified public accountants. See Accountant's Review Report.
The accompanying notes are an integral part of these financial statements.



                          Senior Optician Service, Inc.
                 (formerly Environmental Protection Corporation)
                Statements of Operations and Comprehensive Income
             Six and Three months ended September 30, 2000 and 1999

                                   (Unaudited)

                                      Six months     Six months    Three months   Three months
                                        ended          ended          ended          ended
                                    September 30,  September 30,  September 30,  September 30,
                                         2000           1999           2000           1999
                                     -----------    -----------    -----------    -----------
Revenues                             $      --      $      --      $      --      $      --
                                     -----------    -----------    -----------    -----------

Expenses
   General and administrative              1,566           --            1,566           --
   Depreciation and amortization            --             --             --             --
                                     -----------    -----------    -----------    -----------

      Total expenses                       1,566           --            1,566           --
                                     -----------    -----------    -----------    -----------

Loss from operations                      (1,566)          --           (1,566)          --

Provision for income taxes                  --             --             --             --
                                     -----------    -----------    -----------    -----------

Net Loss                                  (1,566)          --           (1,566)          --

Other comprehensive income                  --             --             --             --
                                     -----------    -----------    -----------    -----------

Comprehensive Income                 $    (1,566)   $      --      $    (1,566)   $      --
                                     ===========    ===========    ===========    ===========

Loss per weighted-average share of
   common stock outstanding,
   computed on Net Loss - basic
   and fully diluted                         nil            nil            nil            nil
                                     ===========    ===========    ===========    ===========

Weighted-average number of shares
   of common stock outstanding         5,554,000      5,554,000      5,554,000      5,554,000
                                     ===========    ===========    ===========    ===========




The financial information presented herein has been prepared by management without audit by independent certified public accountants. See Accountant's Review Report.
The accompanying notes are an integral part of these financial statements.



                          Senior Optician Service, Inc.
                 (formerly Environmental Protection Corporation)
                            Statements of Cash Flows
                  Six months ended September 30, 2000 and 1999

                                   (Unaudited)

                                                               Six months     Six months
                                                                 ended          ended
                                                             September 30,  September 30,
                                                                 2000           1999
                                                             -------------  -------------
Cash Flows from Operating Activities
   Net Loss                                                     $ (1,566)      $   --
   Adjustments to reconcile net income to net cash
      provided by operating activities
         Depreciation and amortization                              --             --
         Increase (Decrease) in
            Accounts payable - trade                               1,545           --
                                                                --------       --------

Net cash provided by (used in) operating activities                  (21)          --
                                                                --------       --------


Cash Flows from Investing Activities                                --             --
                                                                --------       --------


Cash Flows from Financing Activities
   Sale of common stock                                           10,000           --
                                                                --------       --------


Increase (Decrease) in Cash and Cash Equivalents                   9,979           --

Cash and cash equivalents at beginning of period                    --             --
                                                                --------       --------

Cash and cash equivalents at end of period                      $  9,979       $   --
                                                                ========       ========


Supplemental Disclosures of Interest and Income Taxes Paid

   Interest paid during the period                              $   --         $   --
                                                                ========       ========
   Income taxes paid (refunded)                                 $   --         $   --
                                                                ========       ========



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

During interim periods, the Company follows the accounting policies set forth in its Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 on Form 10-KSB filed with the U. S. Securities and Exchange Commission. The information presented herein may not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes contained in its Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934 on Form 10-KSB when reviewing the interim financial results presented herein.

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the instructions for Form 10-QSB, are unaudited and contain all material adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending March 31, 2001.

                          Senior Optician Service, Inc.
                 (formerly Environmental Protection Corporation)

                    Notes to Financial Statements - Continued


Note A - Organization and Description of Business - Continued

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

3. Loss per share
   --------------

   Basic earnings (loss) per share is computed by dividing the net income (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of September 30, 2000 and 1999, the Company has no issued and outstanding securities, options or warrants that would be deemed potentially dilutive in the current and future periods.

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

                          Senior Optician Service, Inc.
                 (formerly Environmental Protection Corporation)

                    Notes to Financial Statements - Continued


Note C - Common Stock Transactions - Continued

On July 5, 2000, the individual which provided various legal and other consulting services necessary to maintain the integrity of the corporate structure and facilitate the merger with or acquisition of an unrelated entity voluntarily surrendered the issuance of 5,000,000 shares of unregistered, restricted $0.001 par value common stock issued on December 17, 1998. The par value of the shares surrendered was recast as "additional paid-in capital".

On July 5, 2000, the Company sold 5,000,000 shares of unregistered, restricted $0.001 par value common stock to its President for $10,000 cash. These funds are to be used to support the immediate working capital needs of the Company.

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

On July 5, 2000, the Company sold 5,000,000 shares of unregistered, restricted $0.001 par value common stock to its President for $10,000 cash. These funds are to be used to support the immediate working capital needs of the Company.

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

(3)    Year 2000 Considerations

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

The costs associated with the Y2K date change compliance did not have a material effect on the Company's financial position or its results of operations. The Company has experienced no negative impact from any potential Y2K issues through September 30, 2000. However, there can be no continued assurance that all of the Company's systems and the systems of its suppliers, shippers, customers or other external business partners will continue function adequately.

Part II - Other Information

Item 1 - Legal Proceedings

       None

Item 2 - Changes in Securities

       On July 5, 2000, the individual which provided various legal and other consulting services necessary to maintain the integrity of the corporate structure and facilitate the merger with or acquisition of an unrelated entity voluntarily surrendered the issuance of 5,000,000 shares of unregistered, restricted $0.001 par value common stock issued on December 17, 1998. The par value of the shares surrendered was recast as "additional paid-in capital".

       On July 5, 2000, the Company sold 5,000,000 shares of unregistered, restricted $0.001 par value common stock to its President for $10,000 cash. These funds are to be used to support the immediate working capital needs of the Company.

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

                                                   Senior Optician Service, Inc.

November    6   ,  2000                                /s/ Donald Hill.
         -------                            ------------------------------------
                                                                     Donald Hill
                                                             President, Director
                                                    and Chief Accounting Officer