Form 10QSB/A
period 2000-09-30
SENIOR OPTICIAN SERVICE INC
filed 2001-03-02
CIK 1101423

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  Form 10-QSB/A

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
                                                             =========    =========


                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities
   Accounts payable - trade                                  $   1,545    $    --
                                                             ---------    ---------

Commitments and Contingencies


Shareholders' Equity
   Common stock - $0.001 par value
      100,000,000 shares authorized
      5,554,000 issued and outstanding, respectively             5,554        5,554
   Additional paid-in capital                                  362,163      352,163
   Accumulated deficit                                        (359,283)    (357,717)
                                                             ---------    ---------

      Total Shareholders' Equity                                 8,434         --
                                                             ---------    ---------

Total Liabilities and Shareholders' Equity                   $   9,979    $    --
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