Form 10QSB
period 2000-12-31
SENIOR OPTICIAN SERVICE INC
filed 2001-03-02
CIK 1101423

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

--------------------------------------------------------------------------------


(Mark one)
    XX          QUARTERLY  REPORT  UNDER  SECTION  13 OR 15(d) OF THE SECURITIES
----------      EXCHANGE ACT OF 1934

                      For the quarterly period ended December 31, 2000

                TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE  ACT
----------      OF 1934

                      For the transition period from ____________ to ___________

--------------------------------------------------------------------------------

                         Commission File Number: 0-28683
                                                 -------

                          Senior Optician Service, Inc.
        (Exact name of small business issuer as specified in its charter)

          Minnesota                                          41-1594595
-----------------------------                      -----------------------------
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

State the number of shares outstanding of each of the issuer's classes of common
equity as of the latest practicable date:   January 8, 2001: 5,554,000
                                            ---------------------------

Transitional Small Business Disclosure Format (check one): YES     NO X
                                                               ---   ---

                          Senior Optician Service, Inc.
                 (formerly Environmental Protection Corporation)

               Form 10-QSB for the Quarter ended December 31, 2000

                                Table of Contents

                                                                            Page
                                                                            ----
Part I - Financial Information

  Item 1   Financial Statements                                               3

  Item 2   Management's Discussion and Analysis or Plan of Operation          9


Part II - Other Information

  Item 1   Legal Proceedings                                                 10

  Item 2   Changes in Securities                                             10

  Item 3   Defaults Upon Senior Securities                                   10

  Item 4   Submission of Matters to a Vote of Security Holders               10

  Item 5   Other Information                                                 10

  Item 6   Exhibits and Reports on Form 8-K                                  10


Signatures                                                                   11

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

Item 1 - Part 1 - Financial Statements


                           Accountant's Review Report
                           --------------------------


Board of Directors and Shareholders
Senior Optician Service, Inc.
  (formerly Environmental Protection Corporation)

We have reviewed the accompanying balance sheets of Senior Optician Service, Inc. (formerly Environmental Protection Corporation) (a Minnesota corporation) as of December 31, 2000 and 1999 and the accompanying statements of operations and comprehensive income for the nine and three months ended December 31, 2000 and 1999 and the statements of cash flows for the nine months ended December 31, 2000 and 1999. These financial statements are prepared in accordance with the instructions for Form 10-QSB, as issued by the U. S. Securities and Exchange Commission, and are the sole responsibility of the Company's management.

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

                                                S. W. HATFIELD, CPA
Dallas, Texas
January 8, 2001

                      Use our past to assist your future sm
(secure mailing address)                   (overnight delivery/shipping address)
P. O. Box 820395                               9002 Green Oaks Circle, 2nd Floor
Dallas, Texas  75382-0395                               Dallas, Texas 75243-7212
214-342-9635 (voice)                                          (fax) 214-342-9601
800-244-0639                                                      SWHCPA@aol.com
                                        3


                          Senior Optician Service, Inc.
                 (formerly Environmental Protection Corporation)
                                 Balance Sheets
                           December 31, 2000 and 1999

                                   (Unaudited)

                                                               2000         1999
                                                             ---------    ---------
                                     ASSETS
                                     ------

Current Assets
   Cash on hand and in bank                                  $     958    $    --
                                                             ---------    ---------

Total Assets                                                 $     958    $    --
                                                             =========    =========


                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities
   Accounts payable - trade                                  $   2,520    $    --
                                                             ---------    ---------


Commitments and Contingencies

Shareholders' Equity
   Common stock - $0.001 par value
      100,000,000 shares authorized
      5,554,000 issued and outstanding, respectively             5,554        5,554
   Additional paid-in capital                                  362,163      352,163
   Accumulated deficit                                        (369,279)    (357,717)
                                                             ---------    ---------

      Total Shareholders' Equity                                (1,562)        --
                                                             ---------    ---------

Total Liabilities and Shareholders' Equity                   $     958    $    --
                                                             =========    =========




The financial information presented herein has been prepared by management without audit by independent certified public accountants. See Accountant's Review Report. The accompanying notes are an integral part of these financial statements.


                          Senior Optician Service, Inc.
                 (formerly Environmental Protection Corporation)
                Statements of Operations and Comprehensive Income
             Nine and Three months ended December 31, 2000 and 1999

                                   (Unaudited)

                                     Nine months    Nine months   Three months   Three months
                                        ended          ended         ended          ended
                                     December 31,   December 31,  December 31,   December 31,
                                         2000           1999          2000           1999
                                     -----------    -----------   -----------    -----------
Revenues                             $      --      $      --     $      --      $      --
                                     -----------    -----------   -----------    -----------

Expenses
   General and administrative             11,562           --           9,996           --
   Depreciation and amortization            --             --            --             --
                                     -----------    -----------   -----------    -----------

      Total expenses                      11,562           --           9,996           --
                                     -----------    -----------   -----------    -----------

Loss from operations                     (11,562)          --          (9,996)          --

Provision for income taxes                  --             --            --             --
                                     -----------    -----------   -----------    -----------

Net Loss                                 (11,562)          --          (9,996)          --

Other comprehensive income                  --             --            --             --
                                     -----------    -----------   -----------    -----------

Comprehensive Income                 $   (11,562)   $      --     $    (9,996)   $      --
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


                          Senior Optician Service, Inc.
                 (formerly Environmental Protection Corporation)
                            Statements of Cash Flows
                  Nine months ended December 31, 2000 and 1999

                                   (Unaudited)

                                                              Nine months     Nine months
                                                                 ended           ended
                                                             December 31,    December 31,
                                                                  2000            1999
                                                             ------------    ------------
Cash Flows from Operating Activities
   Net Loss                                                  $    (11,562)   $       --
   Adjustments to reconcile net income to net cash
      provided by operating activities
         Depreciation and amortization                               --              --
         Increase (Decrease) in
            Accounts payable - trade                                2,520            --
                                                             ------------    ------------

Net cash provided by (used in) operating activities                (9,042)           --
                                                             ------------    ------------


Cash Flows from Investing Activities                                 --              --
                                                             ------------    ------------


Cash Flows from Financing Activities
   Sale of common stock                                            10,000            --
                                                             ------------    ------------


Increase (Decrease) in Cash and Cash Equivalents                      958            --

Cash and cash equivalents at beginning of period                     --              --
                                                             ------------    ------------

Cash and cash equivalents at end of period                   $        958    $       --
                                                             ============    ============


Supplemental Disclosures of Interest and Income Taxes Paid
   Interest paid during the period                           $       --      $       --
                                                             ============    ============
   Income taxes paid (refunded)                              $       --      $       --
                                                             ============    ============



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

3. Loss per share
   --------------

   Basic earnings (loss) per share is computed by dividing the net income (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of December 31, 2000 and 1999, the Company has no issued and outstanding securities, options or warrants that would be deemed potentially dilutive in the current and future periods.

Note C - Common Stock Transactions

On December 17, 1998, in anticipation of the approval of the December 18, 1998 action noted above, the Company's Board of Directors approved the issuance of 5,000,000 shares of unregistered, restricted $0.001 par value common stock to an individual providing legal and other consulting services necessary to maintain the integrity of the corporate structure and facilitate the merger with or acquisition of an unrelated entity. On July 5, 2000, this individual voluntarily surrendered the issuance of 5,000,000 shares of unregistered, restricted $0.001 par value common stock issued on December 17, 1998 to the Company. The par value of the shares surrendered was recast as "additional paid-in capital".

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

During the nine month period ended December 31, 2000, the Company has incurred a cumulative net loss of approximately $11,600 related to various general and administrative costs incurred in the support of the corporate entity and making required periodic reports to the U. S. Securities and Exchange Commission.

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

The costs associated with the Y2K date change compliance did not have a material effect on the Company's financial position or its results of operations. The Company has experienced no negative impact from any potential Y2K issues through December 31, 2000. However, there can be no continued assurance that all of the Company's systems and the systems of its suppliers, shippers, customers or other external business partners will continue function adequately.

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

       Reports on Form 8-K
           None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   Senior Optician Service, Inc.

January    8   , 2001                                     /s/ Donald Hill.
        -------                                ---------------------------------
                                                                     Donald Hill
                                                             President, Director
                                                    and Chief Accounting Officer