Form 10KSB
period 2001-03-31
SENIOR OPTICIAN SERVICE INC
filed 2001-06-28
CIK 1101423

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)

  [ ] ANNUAL  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934
                                   For the fiscal year ended March 31, 2001.


  [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934
                                   For the transition period from _____ to _____ Commission file number ______________________


                           SENIOR OPTICIAN SERVICE, INC.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)


            Minnesota                                      41-1954595
---------------------------------              ---------------------------------
     (State of Incorporation)                  (IRS Employer Identification No.)



15945 Quality Trail North, Scandia, MN                        55073
---------------------------------------        ---------------------------------
(Address of principal executive offices)                    (Zip Code)



Issuer's telephone number,(   651   )         433         -        3522
                           ---------  -------------------   --------------------


Securities to be registered under Section 12(b) of the Act:  None

     Title of each class                         Name of each exchange on which
     to be so registered                         each class is to be registered



--------------------------------                --------------------------------


--------------------------------                --------------------------------

Securities to be registered under Section 12(g) of the Act:


     Title of each class                         Name of each exchange on which
     to be so registered                         each class is to be registered


Common Stock, par value $0.001                                None
--------------------------------                --------------------------------


--------------------------------                --------------------------------

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days. Yes    No
                                                                      ---   ---

PART I....................................................................... 3

ITEM 1.   Business........................................................... 3
ITEM 2.   Properties......................................................... 3
ITEM 3.   Legal Proceedings.................................................. 3
ITEM 4.   Submission of Matters to vote of Security Holders.................. 3

PART II...................................................................... 4

ITEM 5.   Market for Common Equity and Related Stockholder Matters........... 4
ITEM 6.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations............................. 4
ITEM 7.   Financial Statements............................................... 6
ITEM 8.   Changes In and Disagreements With Accounting and
             Financial Disclosure............................................ 6

PART III..................................................................... 6

ITEM 9.   Directors, Executive Officers, Promoters, and Control
             Persons: Compliance With Section 16(a) of the Exchange Act...... 6
ITEM 10.  Executive Compensation............................................. 7
ITEM 11.  Security Ownership of Certain Beneficial Owners and Management..... 7
ITEM 12.  Certain Relationships and Related Transactions..................... 8

PART IV...................................................................... 8

ITEM 13.  Exhibits and Reports on Form 8-K................................... 8
SIGNATURES................................................................... 9
EXHIBIT INDEX................................................................

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

                                    Part II

Item 5.           Recent Sales of Unregistered Securities

On December 17, 1998, the Company's Board of Directors approved the issuance of 5,000,000 shares of unregistered, restricted $0.001 par value common stock to an individual providing legal and other consulting services necessary to maintain the integrity of the corporate structure and facilitate the merger with or acquisition of an unrelated entity. On July 5, 2000, this individual voluntarily surrendered the issuance of 5,000,000 shares of unregistered, restricted $0.001 par value common stock issued on December 17, 1998 to the Company. The par value of the shares surrendered was recast as "additional paid-in capital".

On July 5, 2000, the Company sold 5,000,000 shares of unregistered, restricted $0.001 par value common stock to its President for $10,000 cash. These funds are to be used to support the immediate working capital needs of the Company. The Company relied upon Section 4(2) of The Securities Act of 1933, as amended, for an exemption from registration on these shares.


Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

On August 15, 2000, the Company changed its corporate name to Senior Optician Service, Inc.

(3)      Results of Operations, Liquidity and Capital Resources

The Company has had no significant operations, assets or liabilities since 1973 and, accordingly, is fully dependent either future sales of securities or upon its current management and/or advances or loans from significant stockholders or corporate officers to provide sufficient working capital to preserve the integrity of the corporate entity.

There is no assurance that the Company will be able to obtain additional funding through the sales of additional securities or, that such funding, if available, will be obtained on terms favorable to or affordable by the Company.

It is the intent of management and significant stockholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity. However, there is no legal obligation for either management or significant stockholders to provide additional future funding.

During the year ended March 31, 2001, the Company has incurred a cumulative net loss of approximately $12,300 related to various general and administrative costs incurred in the support of the corporate entity and making required periodic reports to the U. S. Securities and Exchange Commission.

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

The costs associated with the Y2K date change compliance did not have a material effect on the Company's financial position or its results of operations. The Company has experienced no negative impact from any potential Y2K issues through March 31, 2001. However, there can be no continued assurance that all of the Company's systems and the systems of its suppliers, shippers, customers or other external business partners will continue function adequately.

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

Item 11.          Security   Ownership   of   Certain   Beneficial   Owners  and
                  Management.

         Table 1 lists the persons who are known to the Company to be the owners of more than five percent of the Company's equity shares according to the stockholder list provided by the Company's transfer agent as of March 31,2000.

(e)      Beneficial Ownership of more than 5%.

         Table 1.

      (1)                 (2)                  (3)                  (4)
Title of Class     Name and Address     Amount and Nature     Percent of Class
--------------     ----------------     -----------------     ----------------

   Common             Donald Hill           5,000,000               90%

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

                                     PART IV

Item 13.          Exhibits and Reports on Form 8-K.

(a)      Exhibits

        Exhibits
        --------

         *(3.0)   Amendment  of  Articles  of   Incorporation  of  Environmental
                  Protection Corporation

         ---------------
         * Previously filed

         (b) There were no reports on Form 8-K filed by the Company during the quarter ending March 31, 2001.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: June 29, 2001


Senior Optician Service, Inc.


 /s/ Donald Hill
---------------------------
By: Donald Hill
Title: President


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




 /s/ Donald Hill                                              June 29, 2001
---------------------------
By: Donald Hill
Title: President, Director


 /s/ Sandra Hill                                              June 29, 2001
---------------------------
By: Sandra Hill
Title: Secretary

                                 SENIOR OPTICIAN
                                  SERVICE, INC.
                                    formerly
                      Environmental Protection Corporation

                            Financial Statements and
                          Independent Auditor's Report

                             March 31, 2001 and 2000





                               S. W. HATFIELD ,CPA
                          certified public accountants

                      Use our past to assist your future sm

                          SENIOR OPTICIAN SERVICE, INC.
                 (formerly Environmental Protection Corporation)

                                    CONTENTS



                                                                       Page
                                                                       ----

Report of Independent Certified Public Accountants                      F-3

Financial Statements

   Balance Sheets
     as of March 31, 2001 and 2000                                      F-4

   Statements of Operations and Comprehensive Income
     for the years ended March 31, 2001 and 2000                        F-5

   Statement of Changes in Shareholders' Equity
     for the years ended March 31, 2001 and 2000                        F-6

   Statements of Cash Flows
     for the year ended March 31, 2001 and 2000                         F-7

   Notes to Financial Statements                                        F-8

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



               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------


Board of Directors and Stockholders
Senior Optician Service, Inc.
   (formerly Environmental Protection Corporation)

We have audited the accompanying balance sheets of Senior Optician Service, Inc. (formerly Environmental Protection Corporation) (a Minnesota corporation) as of March 31, 2001 and 2000, respectively, and the related statements of operations and comprehensive income, changes in shareholders' equity and cash flows for the each of the two years then ended, respectively. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Senior Optician Service, Inc. (formerly Environmental Protection Corporation) as of March 31, 2001 and 2000, respectively, and the results of operations and cash flows for each of the two years then ended, respectively, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the financial statements, the Company has no viable operations or significant assets and is dependent upon significant shareholders to provide sufficient working capital to maintain the integrity of the corporate entity. These circumstances create substantial doubt about the Company's ability to continue as a going concern and are discussed in Note B. The financial statements do not contain any adjustments that might result from the outcome of these uncertainties.



                                                       S. W. HATFIELD, CPA
Dallas, Texas
June 20, 2001



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
214-342-9635 (voice)                                          (fax) 214-342-9601
800-244-0639                                                      SWHCPA@aol.com

                          SENIOR OPTICIAN SERVICE, INC.
                 (formerly Environmental Protection Corporation)
                                 BALANCE SHEETS
                             March 31, 2001 and 2000


                                                         March 31,    March 31,
                                                           2001         2000
                                                         ---------    ---------
                                     ASSETS
                                     ------
Current Assets
   Cash in bank                                          $     937    $    --
                                                         ---------    ---------

Total Assets                                             $     937    $    --
                                                         =========    =========



                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities
   Accounts payable - trade                              $    --      $    --
                                                         ---------    ---------

     Total Liabilities                                        --           --
                                                         ---------    ---------


Shareholders' Equity
  Common stock - $0.001 par value
     100,000,000 shares authorized
     5,554,000 shares issued and
     outstanding,  respectively                              5,554        5,554
   Additional paid-in capital                              365,471      352,163
   Accumulated deficit                                    (370,088)    (357,717)
                                                         ---------    ---------

     Total Shareholders' Equity                                937         --
                                                         ---------    ---------

Total Liabilities and Shareholders' Equity               $     937    $    --
                                                         =========    =========



The accompanying notes are an integral part of these financial statements.
                                                                             F-4

                          SENIOR OPTICIAN SERVICE, INC.
                 (formerly Environmental Protection Corporation)
                          STATEMENTS OF OPERATIONS AND
                           COMPREHENSIVE INCOME Years
                          ended March 31, 2001 and 2000


                                            March 31,      March 31,
                                               2001           2000
                                           -----------    -----------

Revenues                                   $      --      $      --
                                           -----------    -----------

Expenses
   Consulting and professional fees             12,308           --
   General and administrative expenses              63           --
                                           -----------    -----------

     Total operating expenses                   12,371           --
                                           -----------    -----------

Loss from Operations                           (12,371)          --

Other Income
   Interest and other                             --             --
                                           -----------    -----------

Net Loss                                       (12,371)          --

Other comprehensive income                        --             --
                                           -----------    -----------

Comprehensive Income                       $   (12,371)   $      --
                                           ===========    ===========


Net loss per weighted-average share
   of common stock outstanding, computed
   on Net Loss - basic and fully diluted           nil            nil
                                           ===========    ===========

Weighted-average number of shares
   of common stock outstanding -
   basic and fully diluted                   5,554,000      5,554,000
                                           ===========    ===========



The accompanying notes are an integral part of these financial statements.
                                                                             F-5




                          SENIOR OPTICIAN SERVICE, INC.
                 (formerly Environmental Protection Corporation)
                             STATEMENT OF CHANGES IN
                           SHAREHOLDERS' EQUITY Years
                          ended March 31, 2001 and 2000


                                        Common Stock          Additional
                                        ------------           paid-in     Accumulated
                                    Shares         Amount      capital       deficit       Total
                                  ----------    ----------    ----------   ----------   ----------
Balances at
   April 1, 1999                  5,554,000    $    5,554    $  352,163   $ (357,717)   $     --

Net loss for the year                  --            --            --           --            --
                                 ----------    ----------    ----------   ----------    ----------

Balances at
   March 31, 2000                 5,554,000         5,554       352,163     (357,717)         --

Surrender of common
   stock issued in prior years   (5,000,000)       (5,000)        5,000         --            --

Sale of common stock              5,000,000         5,000         5,000         --          10,000

Capital contributed to
   support operations                  --            --           3,308         --           3,308

Net loss for the year                  --            --            --        (12,371)      (12,371)
                                 ----------    ----------    ----------   ----------    ----------

Balances at
   March 31, 2001                 5,554,000    $    5,554    $  365,471   $ (370,088)   $      937
                                 ==========    ==========    ==========   ==========    ==========


The accompanying notes are an integral part of these financial statements.
                                                                             F-6

                          SENIOR OPTICIAN SERVICE, INC.
                 (formerly Environmental Protection Corporation)
                            STATEMENTS OF CASH FLOWS
                       Years ended March 31, 2001 and 2000



                                               March 31,     March 31,
                                                  2001          2000
                                               ----------    ----------
Cash Flows from Operating Activities
   Net loss for the year                       $  (12,371)   $     --
   Adjustments to reconcile net loss to net
     cash provided by operating activities
       Depreciation and amortization                 --            --
                                               ----------    ----------

Net cash used in operating activities             (12,371)         --
                                               ----------    ----------


Cash Flows from Investing Activities                 --            --
                                               ----------    ----------


Cash Flows from Financing Activities
   Proceeds from sale of common stock              10,000          --
   Capital contributed to support operations        3,308          --
                                               ----------    ----------

Net cash provided by operating activities          13,308          --
                                               ----------    ----------


Increase (Decrease) in Cash                           937          --

Cash at beginning of period                          --            --
                                               ----------    ----------

Cash at end of period                          $      937    $     --
                                               ==========    ==========


Supplemental Disclosure of
   Interest and Income Taxes Paid
     Interest paid for the year                $     --      $     --
                                               ==========    ==========
     Income taxes paid for the year            $     --      $     --
                                               ==========    ==========



The accompanying notes are an integral part of these financial statements.
                                                                             F-7

                          SENIOR OPTICIAN SERVICE, INC.
                 (formerly Environmental Protection Corporation)

                          NOTES TO FINANCIAL STATEMENTS



NOTE A - ORGANIZATION AND DESCRIPTION OF BUSINESS

Senior Optician Services, Inc.(Company) was initially incorporated on April 20, 1966 under the laws of the State of Minnesota as Polar Homes, Inc. The Company changed its corporate name to Polar Campers, Inc. in 1968. The Company was originally formed to "build, manufacture, sell, lease, own, buy and otherwise deal with in mobile homes, campers, trailers and any other equipment which from time to time be decided upon; to own and otherwise deal with in real estate, and to do all things necessary and proper to accomplish said purposes." The Company ceased all business operations during 1973 and disposed of all assets and liabilities. The Company has been dormant since that time.

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

On August 15, 2000, the Company changed its corporate name to Senior Optician Service, Inc. Senior Optician Service, Inc. intends to enter the specialty eyewear products business and intends to focus its efforts on specialty eyewear sales and services for senior citizens who are either home or facility bound. The Company anticipates that its services will initially be offered out of a retail optician center in Richfield, Minnesota. These services will be principally marketed to individuals in homebound residential situations, assisted living facilities and temporary and permanent residence facilities for senior citizens. The Company's business plan anticipates using an interactive website server for use at various nurses stations at assisted living facilities and other temporary and permanent residence facilities for senior citizens. The nursing stations located in these venues will be able to request products, services and schedule on-site optician appointments for the facility residents. Further, the Company anticipates offering the website services in various cities through independently owned and operated optician stores. Presently, the business concept is in its development stage and no hardware or software systems have been installed.

The Company follows the accrual basis of accounting in accordance with generally accepted accounting principles and has a year-end of March 31.

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


NOTE B - GOING CONCERN UNCERTAINTY

The Company has had no significant operations, assets or liabilities since 1973 and, accordingly, is fully dependent either future sales of securities or upon its current management and/or advances or loans from significant stockholders or corporate officers to provide sufficient working capital to preserve the integrity of the corporate entity.

                          SENIOR OPTICIAN SERVICE, INC.
                 (formerly Environmental Protection Corporation)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED



NOTE B - GOING CONCERN UNCERTAINTY - Continued

There is no assurance that the Company will be able to obtain additional funding through the sales of additional securities or, that such funding, if available, will be obtained on terms favorable to or affordable by the Company.

It is the intent of management and significant stockholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity. However, there is no legal obligation for either management or significant stockholders to provide additional future funding.


NOTE C - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.   Cash and cash equivalents
     -------------------------

     For Statement of Cash Flows purposes, the Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

2.   Income taxes
     ------------

     The Company uses the asset and liability method of accounting for income taxes. At March 31, 2001 and 2000, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts, organizational and start-up costs and vacation accruals.

     As of March 31, 2001 and 2000, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

3.   Loss per share
     --------------

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of March 31, 2001 and 2000, the Company has no issued and outstanding securities, options or warrants that would be deemed potentially dilutive in the current and future periods.

                          SENIOR OPTICIAN SERVICE, INC.
                 (formerly Environmental Protection Corporation)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED



NOTE D - FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of cash, accounts receivable, accounts payable and notes payable, as applicable, approximates fair value due to the short term nature of these items and/or the current interest rates payable in relation to current market conditions.


NOTE E - INCOME TAXES

The components of income tax (benefit) expense for the years ended March 31, 2001 and 2000, respectively, are as follows:
                                                       March 31,       March 31,
                                                         2001            2000
                                                       ---------       ---------
       Federal:
         Current                                       $       -       $       -
         Deferred                                              -               -
                                                       ---------       ---------
                                                               -               -
                                                       ---------       ---------
       State:
         Current                                               -               -
         Deferred                                              -               -
                                                       ---------       ---------
                                                               -               -
                                                       ---------       ---------
         Total                                         $       -       $       -
                                                       =========       =========

As of March 31, 2001, the Company has a net operating loss carryforward of approximately $12,371 to offset future taxable income. Subject to current regulations, this carryforward will begin to expire in 2021. The amount and availability of the net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

The Company's income tax expense for the three months ended March 31, 2001 and 2000, respectively, are as follows:
                                                        March 31,      March 31,
                                                          2001           2001
                                                        ---------      ---------

Statutory rate applied to loss before income taxes      $  (4,206)     $       -
Increase (decrease) in income taxes resulting from:
     State income taxes                                         -              -
     Other, including reserve for deferred tax asset        4,206              -
                                                        ---------      ---------

       Income tax expense                               $       -      $       -
                                                        =========      =========



                          SENIOR OPTICIAN SERVICE, INC.
                 (formerly Environmental Protection Corporation)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED



NOTE E - INCOME TAXES - Continued

Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of March 31, 2001 and 2000, respectively:

                                                     March 31,         March 31,
                                                       2001              2000
                                                     ---------         ---------
       Deferred tax assets
         Net operating loss carryforwards            $   4,206         $       -
         Less valuation allowance                       (4,206)                -
                                                     ---------         ---------

       Net Deferred Tax Asset                        $       -         $       -
                                                     =========         =========


NOTE F - COMMON STOCK TRANSACTIONS

On December 17, 1998, the Company's Board of Directors  approved the issuance of
5,000,000 shares of unregistered, restricted $0.001 par value common stock to an individual providing legal and other consulting services necessary to maintain the integrity of the corporate structure and facilitate the merger with or acquisition of an unrelated entity. On July 5, 2000, this individual voluntarily surrendered the issuance of 5,000,000 shares of unregistered, restricted $0.001 par value common stock issued on December 17, 1998 to the Company. The par value of the shares surrendered was recast as "additional paid-in capital".

On July 5, 2000, the Company sold 5,000,000 shares of  unregistered,  restricted
$0.001 par value common stock to its President for $10,000 cash. These funds are to be used to support the immediate working capital needs of the Company. The
Company relied upon Section 4(2) of The Securities Act of 1933, as amended, for an exemption from registration on these shares.


NOTE G - SELECTED FINANCIAL DATA (Unaudited)

The following is a summary of the quarterly results of operations for the years ended March 31, 2001 and 2000, respectively:

                              Quarter ended  Quarter ended  Quarter ended  Quarter ended   Year ended
                                 June 30      September 30   December 31      March 31      March 31
                              -------------  -------------  -------------  -------------  -------------
Year ended March 31, 2001
-------------------------
Revenues                      $    --        $    --        $    --        $    --        $    --
Gross profit                       --             --             --             --             --
Net earnings                       --           (1,566)        (9,996)          (809)       (12,371)
Basic and fully diluted
  earnings per share               --             --             --             --             --
Weighted-average
  number of shares
  issued and outstanding       5,554,000      5,554,000      5,554,000      5,554,000      5,554,000




                          SENIOR OPTICIAN SERVICE, INC.
                 (formerly Environmental Protection Corporation)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED



NOTE G - SELECTED FINANCIAL DATA (Unaudited) - Continued

                              Quarter ended  Quarter ended  Quarter ended  Quarter ended   Year ended
                                 June 30      September 30   December 31      March 31      March 31
                              -------------  -------------  -------------  -------------  -------------

Year ended March 31, 2000
-------------------------
   Revenues                   $     --       $    --        $    --         $   --         $   --
   Gross profit                     --            --             --             --             --
   Net earnings                     --            --             --             --             --
   Basic and fully diluted
     earnings per share             --            --             --             --             --
   Weighted-average
     number of shares
     issued and outstanding    5,554,000     5,554,000      5,554,000      5,554,000      5,554,000