Form 10QSB
period 2001-06-30
SENIOR OPTICIAN SERVICE INC
filed 2001-08-14
CIK 1101423

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

--------------------------------------------------------------------------------


(Mark one)
   XX          QUARTERLY  REPORT  UNDER  SECTION  13 OR  15(d) OF THE SECURITIES
---------      EXCHANGE ACT OF 1934

                       For the quarterly period ended June 30, 2001

               TRANSITION  REPORT  UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
---------      OF 1934


                       For the transition period from __________ to __________
--------------------------------------------------------------------------------


                         Commission File Number: 0-28683
                                                 -------

                          Senior Optician Service, Inc.
        (Exact name of small business issuer as specified in its charter)

      Minnesota                                                 41-1594595
------------------------                                 -----------------------
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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: July 30, 2001: 5,554,000
                                                    ----------------------------

Transitional Small Business Disclosure Format (check one):      YES    NO X
                                                                   ---   ---

                          Senior Optician Service, Inc.

                 Form 10-QSB for the Quarter ended June 30, 2001

                                Table of Contents


                                                                           Page
                                                                           ----
Part I - Financial Information

  Item 1   Financial Statements                                              3

  Item 2   Management's Discussion and Analysis or Plan of Operation        10


Part II - Other Information

  Item 1   Legal Proceedings                                                11

  Item 2   Changes in Securities                                            11

  Item 3   Defaults Upon Senior Securities                                  11

  Item 4   Submission of Matters to a Vote of Security Holders              11

  Item 5   Other Information                                                11

  Item 6   Exhibits and Reports on Form 8-K                                 11


Signatures                                                                  11

Item 1 - Part 1 - Financial Statements

                          Senior Optician Service, Inc.
                                 Balance Sheets
                             June 30, 2001 and 2000

                                   (Unaudited)

                                                           2001         2000
                                                         ---------    ---------
                                     ASSETS
                                     ------
Current Assets
   Cash on hand and in bank                              $     916    $    --
                                                         ---------    ---------

Total Assets                                             $     916    $    --
                                                         =========    =========


                      LIABILITIES AND SHAREHOLDERS' EQUITY


Current Liabilities
   Accounts payable - trade                              $    --      $    --
                                                         ---------    ---------


Commitments and Contingencies


Shareholders' Equity
      Common stock - $0.001 par value
      100,000,000 shares authorized
      5,554,000 issued and outstanding, respectively         5,554        5,554
   Additional paid-in capital                              365,471      352,163
   Accumulated deficit                                    (370,109)    (357,717)
                                                         ---------    ---------

      Total Shareholders' Equity                               916         --
                                                         ---------    ---------

Total Liabilities and Shareholders' Equity               $     916    $    --
                                                         =========    =========



The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.
                                                                               3

                          Senior Optician Service, Inc.
                Statements of Operations and Comprehensive Income
                    Three months ended June 30, 2001 and 2000

                                   (Unaudited)

                                     Three months   Three months
                                        ended           ended
                                       June 30,        June 30,
                                          2001            2000
                                     ------------    ------------

Revenues                             $       --       $      --
                                     ------------    ------------

Expenses
   General and administrative                  21            --
   Depreciation and amortization             --              --
                                     ------------    ------------

      Total expenses                           21            --
                                     ------------    ------------

Loss from operations                          (21)           --

Provision for income taxes                   --              --
                                     ------------    ------------

Net Loss                                      (21)           --

Other comprehensive income                   --              --
                                     ------------    ------------

Comprehensive Income                 $        (21)    $      --
                                     ============    ============

Loss per weighted-average share of
   common stock outstanding,
   computed on Net Loss - basic
   and fully diluted                          nil             nil
                                     ============    ============

Weighted-average number of shares
   of common stock outstanding          5,554,000       5,554,000
                                     ============    ============


The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.
                                                                               4


                          Senior Optician Service, Inc.
                            Statements of Cash Flows
                    Three months ended June 30, 2001 and 2000

                                   (Unaudited)

                                                             Three months    Three months
                                                                ended           ended
                                                               June 30,        June 30,
                                                                  2001            2000
                                                             ------------    ------------
Cash Flows from Operating Activities
   Net Loss                                                  $        (21)   $       --
   Adjustments to reconcile net income to net cash
      provided by operating activities
         Depreciation and amortization                               --              --
                                                             ------------    ------------

Net cash provided by (used in) operating activities                   (21)           --
                                                             ------------    ------------


Cash Flows from Investing Activities                                 --              --
                                                             ------------    ------------


Cash Flows from Financing Activities                                 --              --
                                                             ------------    ------------


Increase (Decrease) in Cash and Cash Equivalents                      (21)           --

Cash and cash equivalents at beginning of period                      937            --
                                                             ------------    ------------

Cash and cash equivalents at end of period                   $        916    $       --
                                                             ============    ============


Supplemental Disclosures of Interest and Income Taxes Paid

   Interest paid during the period                           $       --      $       --
                                                             ============    ============
   Income taxes paid (refunded)                              $       --      $       --
                                                             ============    ============


The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.
                                                                               5

                          Senior Optician Service, Inc.

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

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements filed with the U. S. Securities and Exchange Commission on its Annual Report on Form 10-KSB for the year ended March 31, 2001. The information presented within these interim financial statements may not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes when reviewing the interim financial results presented herein.

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the U. S. Securities and Exchange Commission's
instructions   for  Form  10-QSB,   are   unaudited  and  contain  all  material
adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending March 31, 2002.

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

                          Senior Optician Service, Inc.

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

2. Income taxes
   ------------

     The Company uses the asset and liability method of accounting for income taxes. At June 30, 2001 and 2000, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts, organizational and start-up costs and vacation accruals.

     As of June 30, 2001 and 2000, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

3. Loss per share
   --------------

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of June 30, 2001 and 2000, the Company has no issued and outstanding securities, options or warrants that would be deemed potentially dilutive in the current and future periods.

                          Senior Optician Service, Inc.

Note D - Fair Value of Financial Instruments

The carrying amount of cash, accounts receivable, accounts payable and notes payable, as applicable, approximates fair value due to the short term nature of these items and/or the current interest rates payable in relation to current market conditions.


Note E - Income Taxes

The components of income tax (benefit) expense for the three months ended June 30, 2001 and 2000, respectively, are as follows:

                                                             June 30,   June 30,
                                                              2001       2000
                                                             --------   --------
      Federal:
         Current                                             $   --     $   --
         Deferred                                                --         --
                                                             --------   --------
                                                                 --         --
                                                             --------   --------
      State:
         Current                                                 --         --
         Deferred                                                --         --
                                                             --------   --------
                                                                 --         --
                                                             --------   --------
         Total                                               $   --     $   --
                                                             ========   ========

As of June 30, 2001, the Company has a net operating loss carryforward of approximately $12,400 to offset future taxable income. Subject to current regulations, this carryforward will begin to expire in 2021. The amount and availability of the net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

The Company's income tax expense for the three months ended June 30, 2001 and 2000, respectively, are as follows:

                                                             June 30,   June 30,
                                                              2001       2000
                                                             --------   --------

      Statutory rate applied to loss before income taxes     $     (7)  $   --
      Increase (decrease) in income taxes resulting from:
         State income taxes                                      --         --
         Other, including reserve for deferred tax asset            7       --
                                                             --------   --------

            Income tax expense                               $   --     $   --
                                                             ========   ========

                          Senior Optician Service, Inc.

Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of June 30, 2001 and 2000, respectively:

                                                             June 30,   June 30,
                                                              2001       2000
                                                             --------   --------
      Deferred tax assets
         Net operating loss carryforwards                    $  4,215   $   --
         Less valuation allowance                              (4,215)      --
                                                             --------   --------

      Net Deferred Tax Asset                                 $   --     $   --
                                                             ========   ========


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

(2) General comments, Results of Operations, Plan of Operations, Liquidity and Capital Resources

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

The expenses represented in the accompanying statements of operations represent various legal, accounting and shareholder maintenance expenses incurred to maintain the corporate entity

Part II - Other Information

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

       Exhibits - None
       Reports on Form 8-K - None

--------------------------------------------------------------------------------


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   Senior Optician Service, Inc.

July  30 , 2001                                      /s/ Donald Hill
     ----                                          -----------------
                                                   Donald Hill
                                                   President, Director
                                                   and Chief Accounting Officer