Form 10QSB
period 2001-09-30
SENIOR OPTICIAN SERVICE INC
filed 2001-10-26
CIK 1101423

United States
                       Securities and Exchange Commission
                              Washington, DC 20549

                                   Form 10-QSB

--------------------------------------------------------------------------------


(Mark one)
      XX          QUARTERLY  REPORT  UNDER SECTION 13 OR 15(d) OF THE SECURITIES
--------------    EXCHANGE ACT OF 1934

                           For the quarterly period ended September 30, 2001

                  TRANSITION  EPORT  UNDER  SECTION  13 OR 15(d) OF THE EXCHANGE
--------------    ACT OF 1934

                           For the transition period from ________ to ________

--------------------------------------------------------------------------------


                         Commission File Number: 0-28683
                                                 -------

                          Senior Optician Service, Inc.
        (Exact name of small business issuer as specified in its charter)

          Minnesota                                           41-1594595
----------------------------                        ----------------------------
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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: October 24, 2001: 5,554,000
                                          ---------------------------

Transitional Small Business Disclosure Format (check one): YES    NO X
                                                              ---   ---

                          Senior Optician Service, Inc.

              Form 10-QSB for the Quarter ended September 30, 2001

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

Item 1 - Part 1 - Financial Statements

                          Senior Optician Service, Inc.
                                 Balance Sheets
                           September 30, 2001 and 2000

                                   (Unaudited)

                                                           2001         2000
                                                         ---------    ---------
                                     ASSETS
                                     ------
Current Assets
   Cash in bank                                          $     895    $   9,979
                                                         ---------    ---------

Total Assets                                             $     895    $   9,979
                                                         =========    =========


                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------


Current Liabilities
   Accounts payable - trade                              $    --      $   1,545
                                                         ---------    ---------


Commitments and Contingencies


Shareholders' Equity
   Common stock - $0.001 par value
      100,000,000 shares authorized
      5,554,000 issued and outstanding, respectively         5,554        5,554
   Additional paid-in capital                              365,471      362,163
   Accumulated deficit                                    (370,130)    (359,283)
                                                         ---------    ---------

      Total Shareholders' Equity                               895        8,434
                                                         ---------    ---------

Total Liabilities and Shareholders' Equity               $     916    $   9,979
                                                         =========    =========



The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.
                                                                               3


                          Senior Optician Service, Inc.
                Statements of Operations and Comprehensive Income
             Six and Three months ended September 30, 2001 and 2000

                                   (Unaudited)

                                      Six months       Six months     Three months     Three months
                                        ended            ended            ended            ended
                                    September 30,    September 30,    September 30,    September 30,
                                         2001             2000             2001             2000
                                    -------------    -------------    -------------    -------------

Revenues                             $      --        $      --        $      --        $      --
                                     -----------      -----------      -----------      -----------

Expenses
   General and administrative                 42            1,566               21            1,566
   Depreciation and amortization            --               --               --               --
                                     -----------      -----------      -----------      -----------

      Total expenses                          42            1,566               21            1,566
                                     -----------      -----------      -----------      -----------

Loss from operations                         (42)          (1,566)             (21)          (1,566)

Provision for income taxes                  --               --               --               --
                                     -----------      -----------      -----------      -----------

Net Loss                                     (42)          (1,566)             (21)          (1,566)

Other comprehensive income                  --               --               --               --
                                     -----------      -----------      -----------      -----------

Comprehensive Income                 $       (42)     $    (1,566)     $       (21)     $    (1,566)
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


                          Senior Optician Service, Inc.
                            Statements of Cash Flows
                  Six months ended September 30, 2001 and 2000

                                   (Unaudited)

                                                             Six months      Six months
                                                               ended           ended
                                                            September 30,   September 30,
                                                                2001            2000
                                                            -------------   -------------
Cash Flows from Operating Activities
   Net Loss                                                  $      (42)     $   (1,566)
   Adjustments to reconcile net income to net cash
      provided by operating activities
         Depreciation and amortization                             --              --
         Increase (Decrease) in
            Accounts payable - trade                               --             1,545
                                                             ----------      ----------

Net cash provided by (used in) operating activities                 (42)            (21)
                                                             ----------      ----------

Cash Flows from Investing Activities                               --              --
                                                             ----------      ----------

Cash Flows from Financing Activities
   Sale of common stock                                            --            10,000
                                                             ----------      ----------

Increase (Decrease) in Cash                                         (42)          9,979

Cash at beginning of period                                         937            --
                                                             ----------      ----------

Cash at end of period                                        $      895      $    9,979
                                                             ==========      ==========


Supplemental Disclosures of Interest and Income Taxes Paid

   Interest paid during the period                           $     --        $     --
                                                             ==========      ==========
   Income taxes paid (refunded)                              $     --        $     --
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

2. Income taxes
   ------------

     The Company uses the asset and liability method of accounting for income taxes. At September 30, 2001 and 2000, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.
     Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts, organizational and start-up costs and vacation accruals.

     As of September 30, 2001 and 2000, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

3. Loss per share
   --------------

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of September 30, 2001 and 2000, the Company has no issued and outstanding securities, options or warrants that would be deemed potentially dilutive in the current and future periods.


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


Note E - Income Taxes

The  components  of income tax  (benefit)  expense  for the three  months  ended
September 30, 2001 and 2000, respectively, are as follows:

                                            September 30,         September 30,
                                                  2001                  2000
                                            -------------         -------------
          Federal:
             Current                        $        --           $        --
             Deferred                                --                    --
                                            -------------         -------------
                                                     --                    --
                                            -------------         -------------
          State:
             Current                                 --                    --
             Deferred                                --                    --
                                            -------------         -------------
                                                     --                    --
                                            -------------         -------------
             Total                          $        --           $        --
                                            =============         =============

As of September 30, 2001, the Company has a net operating loss  carryforward  of approximately  $12,400  to offset  future  taxable  income.  Subject  to current regulations,  this  carryforward  will  begin to expire in 2021.  The amount and availability  of  the  net  operating  loss  carryforwards  may  be  subject  to limitations set forth by the Internal  Revenue Code.  Factors such as the number of shares ultimately issued within a three year look-back period;  whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate;  continuity of historical  business;  and subsequent income of
the  Company  all  enter  into  the  annual   computation  of  allowable  annual
utilization of the carryforwards.

The Company's  income tax expense for the three months ended  September 30, 2001 and 2000, respectively, are as follows:
                                                          September 30,    September 30,
                                                              2001             2000
                                                          -------------    -------------
Statutory rate applied to loss before income taxes          $     (14)       $    (530)
Increase (decrease) in income taxes resulting from:
      State income taxes                                         --               --
      Other, including reserve for deferred tax asset              14              530
                                                            ---------        ---------

         Income tax expense                                 $    --          $    --
                                                            =========        =========


                          Senior Optician Service, Inc.

Note E - Income Taxes - Continued

Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of September 30, 2001 and 2000, respectively:

                                                  September 30,    September 30,
                                                      2001             2000
                                                  -------------    -------------
         Deferred tax assets
            Net operating loss carryforwards         $ 4,220          $   530
            Less valuation allowance                  (4,220)            (530)
                                                     -------          -------

         Net Deferred Tax Asset                      $     -          $     -
                                                     =======          =======

During the six months ended September 30, 2001 and 2000, respectively, the reserve for the deferred current tax asset increased by approximately $14 and $530, respectively.


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

                                                   Senior Optician Service, Inc.

October    24   , 2001                                     /s/ Donald Hill.
        --------                                      --------------------------
                                                                     Donald Hill
                                                         President, Director and
                                                        Chief Accounting Officer