Form 10QSB
period 2001-12-31
SENIOR OPTICIAN SERVICE INC
filed 2002-01-15
CIK 1101423

United States
                       Securities and Exchange Commission
                              Washington, DC 20549

                                   Form 10-QSB

--------------------------------------------------------------------------------


(Mark one)
  XX       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
------     EXCHANGE ACT OF 1934


                For the quarterly period ended December 31, 2001

           TRANSITION  REPORT  UNDER  SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF
-------    1934


                For the transition period from _____________ to _____________

--------------------------------------------------------------------------------


                         Commission File Number: 0-28683

                          Senior Optician Service, Inc.
        (Exact name of small business issuer as specified in its charter)

       Minnesota                                              41-1594595
------------------------                                ------------------------
(State of incorporation)                                (IRS Employer ID Number)

                  15945 Quality Trail North, Scandia, MN 55073
                    (Address of principal executive offices)

                                 (651) 433-3522
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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: January 11, 2002: 5,554,000
                                          ---------------------------

Transitional Small Business Disclosure Format (check one):  YES    NO X
                                                               ---   ---

                          Senior Optician Service, Inc.

               Form 10-QSB for the Quarter ended December 31, 2001

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




Item 1 - Part 1 - Financial Statements

                          Senior Optician Service, Inc.
                                 Balance Sheets
                           December 31, 2001 and 2000

                                   (Unaudited)

                                                               2001         2000
                                                             ---------    ---------
                                     ASSETS
Current Assets
   Cash in bank                                              $     874    $     958
                                                             ---------    ---------

Total Assets                                                 $     874    $     958
                                                             =========    =========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
   Accounts payable - trade                                  $    --      $   2,520
                                                             ---------    ---------


Commitments and Contingencies


Shareholders' Equity Common stock - $0.001 par value
      100,000,000 shares authorized
      5,554,000 issued and outstanding, respectively             5,554        5,554
   Additional paid-in capital                                  365,471      362,163
   Accumulated deficit                                        (370,151)    (369,279)
                                                             ---------    ---------

      Total Shareholders' Equity                                   874       (1,562)
                                                             ---------    ---------

Total Liabilities and Shareholders' Equity                   $     874    $     958
                                                             =========    =========


The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.



                         Senior Optician Service, Inc.
               Statements of Operations and Comprehensive Income
             Nine and Three months ended December 31, 2001 and 2000

                                  (Unaudited)

                                     Nine months     Nine months     Three months    Three months
                                        ended           ended           ended           ended
                                     December 31,    December 31,    December 31,    December 31,
                                          2001            2000            2001            2000
                                     ------------    ------------    ------------    ------------

Revenues                             $       --      $       --      $       --      $       --
                                     ------------    ------------    ------------    ------------

Expenses
   General and administrative                  63          11,562              21           9,996
   Depreciation and amortization             --              --              --              --
                                     ------------    ------------    ------------    ------------

      Total expenses                           63          11,562              21           9,996
                                     ------------    ------------    ------------    ------------

Loss from operations                          (63)        (11,562)            (21)         (9,996)

Provision for income taxes                   --              --              --              --
                                     ------------    ------------    ------------    ------------

Net Loss                                      (63)        (11,562)            (21)         (9,996)

Other comprehensive income                   --              --              --              --
                                     ------------    ------------    ------------    ------------

Comprehensive Income                 $        (63)   $    (11,562)   $        (21)   $     (9,996)
                                     ============    ============    ============    ============

Loss per weighted-average share of
   common stock outstanding,
   computed on Net Loss - basic
   and fully diluted                          nil             nil             nil             nil
                                     ============    ============    ============    ============

Weighted-average number of shares
   of common stock outstanding          5,554,000       5,554,000       5,554,000       5,554,000
                                     ============    ============    ============    ============


The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.


                          Senior Optician Service, Inc.
                            Statements of Cash Flows
                  Nine months ended December 31, 2001 and 2000

                                   (Unaudited)

                                                             Nine months     Nine months
                                                                ended           ended
                                                             December 31,    December 31,
                                                                  2001            2000
                                                             ------------    ------------
Cash Flows from Operating Activities
   Net Loss                                                  $        (63)   $    (11,562)
   Adjustments to reconcile net income to net cash
      provided by operating activities
         Depreciation and amortization                               --              --
         Increase (Decrease) in
            Accounts payable - trade                                 --             2,520
                                                             ------------    ------------

Net cash provided by (used in) operating activities                   (63)         (9,042)
                                                             ------------    ------------

Cash Flows from Investing Activities                                 --              --
                                                             ------------    ------------

Cash Flows from Financing Activities
   Sale of common stock                                              --            10,000
                                                             ------------    ------------

Increase (Decrease) in Cash                                           (63)            958

Cash at beginning of period                                           937            --
                                                             ------------    ------------

Cash at end of period                                        $        874    $        958
                                                             ============    ============


Supplemental Disclosures of Interest and Income Taxes Paid

   Interest paid during the period                           $       --      $       --
                                                             ============    ============
   Income taxes paid (refunded)                              $       --      $       --
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

2. Income taxes
   ------------

     The Company uses the asset and liability method of accounting for income taxes. At December 31, 2001 and 2000, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.
     Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts, organizational and start-up costs and vacation accruals.

     As of December 31, 2001 and 2000, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

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


Note E - Income Taxes

The  components  of income  tax  (benefit)  expense  for the nine  months  ended
December 31, 2001 and 2000, respectively, are as follows:

                                                     December 31,   December 31,
                                                          2001           2000
                                                     ------------   ------------
     Federal:
        Current                                      $       --     $       --
        Deferred                                             --             --
                                                     ------------   ------------
                                                             --             --
                                                     ------------   ------------
     State:
        Current                                              --             --
        Deferred                                             --             --
                                                     ------------   ------------
                                                             --             --
                                                     ------------   ------------
        Total                                        $       --     $       --
                                                     ============   ============

As of December 31, 2001,  the Company has a net operating loss  carryforward  of approximately  $12,400  to offset  future  taxable  income.  Subject  to current regulations,  this  carryforward  will  begin to expire in 2021.  The amount and availability  of  the  net  operating  loss  carryforwards  may  be  subject  to limitations set forth by the Internal  Revenue Code.  Factors such as the number of shares ultimately issued within a three year look-back period;  whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate;  continuity of historical  business;  and subsequent income of
the  Company  all  enter  into  the  annual   computation  of  allowable  annual
utilization of the carryforwards.

The Company's income tax expense for the nine months ended December 31, 2001 and 2000, respectively, are as follows:

                                                        December 31,   December 31,
                                                             2001            2000
                                                        ------------    ------------
Statutory rate applied to loss before income taxes      $        (21)   $     (3,931)
Increase (decrease) in income taxes resulting from:
      State income taxes                                        --              --
      Other, including reserve for deferred tax asset             21           3,931
                                                        ------------    ------------

         Income tax expense                             $       --      $       --
                                                        ============    ============

                         Senior Optician Service, Inc.

Note E - Income Taxes - Continued

Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of December 31, 2001 and 2000, respectively:

                                                   December 31,    December 31,
                                                        2001            2000
                                                   ------------    ------------
    Deferred tax assets
       Net operating loss carryforwards            $      4,230    $      3,931
       Less valuation allowance                          (4,230)         (3,931)
                                                   ------------    ------------

    Net Deferred Tax Asset                         $       --      $       --
                                                   ============    ============

During the nine months ended December 31, 2001 and 2000, respectively, the reserve for the deferred current tax asset increased by approximately $24 and $3,931, respectively.


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

                                                   Senior Optician Service, Inc.

January  11  , 2002                                    /s/ Donald Hill.
        ----                                       -----------------------------
                                                                     Donald Hill
                                                         President, Director and
                                                        Chief Accounting Officer