Form 10KSB
period 2002-03-31
SENIOR OPTICIAN SERVICE INC
filed 2002-06-11
CIK 1101423

U.S. Securities and Exc hange Commission
                             Washington, D.C. 20549

(Mark One)
[X} FORM 10-KSB ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                       For the fiscal year ended March 31, 2002.


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                 For the transition period from_______ to_______ Commission file number_________________________


                          SENIOR OPTICIAN SERVICE, INC.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)


           Minnesota                                      41-1954595
-----------------------------------            ---------------------------------
   (State of Incorporation)                    (IRS Employer Identification No.)

6601 Lyndale Ave., Richfield, MN                            55423
-----------------------------------            ---------------------------------
(Address of principal executive offices)                 (Zip Code)

Issuer's telephone number,(   612   )       866       -           6767
                           ---------  ---------------   ------------------------


Securities Registered Pursuant of Section 12(b) of the Act: None

Securities Registered Pursuant of Section 12(g) of the Act: Common Stock, $0.001 Par Value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment of this Form 10-KSB. [ ]

The issuer had operating revenues of $-0-for the year ended March 31, 2002.

The Exhibit Index appears on page 7.

As of March 31, 2002, there were 5,854,000 shares of the issuer's common stock outstanding. The aggregate market value of the shares of the issuer's voting stock held by non-affiliates was $85,400 based on the low bid price March 31, 2002 as quoted on the OTC Electronic Bulletin Board. The sum excludes the shares held by officers, directors, and stockholders whose ownership exceeded 10% of the outstanding shares at March 31, 2002, in that such persons may be deemed affiliates of the Company. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

PART I.......................................................................  3

ITEM 1.  Business............................................................  3
ITEM 2.  Properties..........................................................  3
ITEM 3.  Legal Proceedings...................................................  3
ITEM 4.  Submission of Matters to vote of Security Holders...................  3

PART II......................................................................  4

ITEM 5.  Market for Common Equity and Related Stockholder Matters............  4
ITEM 6.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations.............................  4
ITEM 7.  Financial Statements................................................  5
ITEM 8.  Changes In and Disagreements With Accounting and
             Financial Disclosure............................................  5

PART III.....................................................................  5

ITEM 9.  Directors, Executive Officers, Promoters, and Control
           Persons: Compliance With Section 16(a) of the Exchange Act........  5
ITEM 10.  Executive Compensation.............................................  6
ITEM 11.  Security Ownership of Certain Beneficial Owners and Management.....  6
ITEM 12.  Certain Relationships and Related Transactions.....................  6

PART IV......................................................................  7

ITEM 13.  Exhibits and Reports on Form 8-K...................................  7
SIGNATURES...................................................................  8
EXHIBIT INDEX................................................................

                                     PART I

Item 1. Description of Business.

     (a) Forward-looking Statements. Certain statements in this report, including statements in the following discussion which are not statements of historical fact, are what are known as "forward looking statements,"which are basically statements about the future, and which for that reason, involve risk and uncertainty, since no one can accurately predict the future. Words such as "plans," "intends," "will," "hopes," "seeks," "anticipates," "expects," "goal" and "objective" often identify such forward looking statements, but are not the only indication that a statement is a forward looking statement. Such forward looking statements include statements of our plans and objectives with respect to the present and, or future operations of the Company, and statements which express or imply that such present and, or future operations will or may produce revenues, income or profits. Numerous factors and future events could cause the Company to change such plans and objectives, or fail to successfully implement such plans or achieve such objectives, or cause such present and, or future operations to fail to produce revenues, income or profits. Therefore, the reader is advised that the following discussion should be considered in light of the discussion of risks and other factors contained in this Form 10-KSB and in the Company's other filings with the Securities and Exchange Commission, and that no statements contained in the following discussion or in this Form 10-KSB should be construed as a guarantee or assurance of future performance or future results.

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

     (c) Business of the Issuer. Senior Optician Service, Inc., continues to pursue entering the specialty eye wear products business. It will focus its efforts on specialty eye wear sales and services for senior citizens who are home or facility bound. Initially, this Company products and services business will be offered out of a retail optician center in Richfield, Minnesota. The service will utilize an interactive website server for use by the nurses stations at the center. The service will be marketed to homebound residential persons, assisted living facilities and temporary and permanent residence facilities for senior citizens. The nursing stations located in these assisted living facilities will be able to request products, services and schedule on-site optician appointments. Senior Optician Service anticipates offering the website services in various cities through independently owned and operated optician stores.

     Presently, no hardware or software systems have been installed and the Company's proposed business operations have not commenced.

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

                                    PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

(a)  Market Information.

     The Company's common stock became available for quotation on the NASD Electronic Bulletin Board on November 21, 2001 with the assigned trading symbol SOSV. To management's knowledge, the company has not posted a trade since the Company's securities were approved for quotation.

     NASDAQ Historical Data Service indicates that there is no high and low bid information for the fourth quarter of 2001 or first quarter of 2002.

(b)  Holders.

     The Company has approximately 463 active shareholders of its common stock holding 5,854,000 common shares.

(c)  Dividends.


     No dividends have been declared or paid to date and none are expected to be paid in the forseeable future. There are no restrictions imposed on the Company which limit its ability to declare or pay dividends on its common stock.

(d)  Recent Sales of Unregistered Securities.

     None

Item 6. Management's Discussion and Analysis or Plan of Operation.

     (a) Background: Senior Optician Service, Inc. (formerly Environmental Protection Corporation) (Company) was initially incorporated on April 20, 1966 under the laws of the State of Minnesota as Polar Homes, Inc. The Company changed its corporate name to Polar Campers, Inc. in 1968. The Company was originally formed to "build, manufacture, sell, lease, own, buy and otherwise deal with in mobile homes, campers, trailers and any other equipment which from time to time be decided upon; to own and otherwise deal with in real estate, and to do all things necessary and proper to accomplish said purposes." The Company ceased all business operations during 1973 and disposed of all assets and liabilities. The Company has been dormant since that time. In August 1991, in anticipation of a business combination with another entity, the Company changed its corporate name to Access Plus, Inc. This business combination was unsuccessful and was abandoned due to lack of regulatory approval in January 1992. Concurrent with the abandonment of that proposed business combination, the Company changed its corporate name to Environmental Protection Corporation. On August 15, 2000, the Company changed its corporate name to Senior Optician Service, Inc.

     (b) Results of Operations, Liquidity and Capital Resources: The Company has had no significant operations, assets or liabilities since 1973 and, accordingly, is fully dependent either future sales of securities or upon its current management and,or advances or loans from significant stockholders or corporate officers to provide sufficient working capital to preserve the integrity of the corporate entity.

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

     During the year ended March 31, 2002, the Company has incurred a cumulative net loss of approximately $8,015 related to various general and administrative costs incurred in the support of the corporate entity and making required periodic reports to the U. S. Securities and Exchange Commission. On January 16, 2002, the Company issued 300,000 shares of registered $0.001 par value common stock to legal counsel for legal services valued at $3,000. The Company continues to pursue entering the specialty eye wear products business and intends to focus its efforts on specialty eye wear sales and services for senior citizens who are home or facility bound. The Company anticipates that its services will initially be offered out of a retail optician center in Richfield, Minnesota. These services will be principally marketed to individuals in homebound residential situations, assisted living facilities and temporary and permanent residence facilities for senior citizens. The Company's business plan anticipates using an interactive website server for use at various nurses stations at assisted living facilities and other temporary and permanent residence facilities for senior citizens. The nursing stations located in these venues will be able to request products, services and schedule on-site optician appointments for the facility residents. Further, the Company anticipates offering the website services in various cities through independently owned and operated optician stores. Presently, the business concept is in its development stage and no hardware or software systems have been installed. The proposed business operations have not commenced.

     We will need to raise capital in order to commence our proposed business operations. No assurance can be given that we will be able to raise sufficient capital to implement our proposed business operations. We have not identified any specific future financing sources. Our efforts to finance the Company may result in the issuance of equity and debt instruments. This and other future financing activity, if any, may result in the dilution of shareholder equity. We expect to incur financial losses for the foreseeable future.

Item 7. Financial Statements.

     The required financial statements are included in this document starting at Page F-1.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

     There have been no changes or disagreements with accountants on accounting or financial disclosure during the Company's two most recent fiscal years.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

     The following table sets forth the officers and directors of the Company.

Name                                Position                                 Age

Donald Hill                         President, Director                       59

Sandra Hill                         Secretary, Treasurer                      53

Bradley Peterson                    Vice President                           53

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

(e)      Beneficial Ownership of more than 5%.

         Table 1.

      (1)               (2)                        (3)                   (4)
Title of Class     Name and Address         Amount and Nature         Percent of
                                                                      Class

Common                Donald Hill               5,000,000               85.4%

(f)  Security Ownership of Management.

Common                Donald Hill               5,000,000               85.4%

Officers and Directors as Group*                5,000,000               85.4%

*    Donald Hill, Director, President

(g)  Changes in Control. None.

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

                                     PART IV

Item 13. Exhibits and Reports on Form 8-K.

     (a)  Exhibits: None

     (b) There were no reports on Form 8-K filed by the Company during the quarter ending March 31, 2002.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: June 5, 2002


Senior Optician Service, Inc.



 /s/ Donald Hill
--------------------------
By: Donald Hill
Title: President


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




 /s/ Donald Hill                                             June 5, 2002
--------------------------
By: Donald Hill
Title: President, Director


 /s/ Sandra Hill                                             June 5, 2002
--------------------------
By: Sandra Hill
Title: Secretary

                          SENIOR OPTICIAN SERVICE, INC.

                                    CONTENTS


                                                                            Page
                                                                            ----

Report of Independent Certified Public Accountants                           F-2

Financial Statements

   Balance Sheets
     as of March 31, 2002 and 2001                                           F-3

   Statements of Operations and Comprehensive Loss
     for the years ended March 31, 2002 and 2001                             F-4

   Statement of Changes in Shareholders' Equity
     for the years ended March 31, 2002 and 2001                             F-5

   Statements of Cash Flows
     for the year ended March 31, 2002 and 2001                              F-6

   Notes to Financial Statements                                             F-7

S. W. HATFIELD, CPA
certified public accountants

Member:    Texas Society of Certified Public Accountants
           Press Club of Dallas



               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------


Board of Directors and Stockholders
Senior Optician Service, Inc.

We have audited the accompanying balance sheets of Senior Optician Service, Inc. (a Minnesota corporation) as of March 31, 2002 and 2001, respectively, and the related statements of operations and comprehensive income, changes in shareholders' equity and cash flows for the each of the two years then ended, respectively. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Senior Optician Service, Inc. as of March 31, 2002 and 2001, respectively, and the results of operations and cash flows for each of the two years then ended, respectively, in conformity with generally accepted accounting principles.

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



                                                S. W. HATFIELD, CPA
Dallas, Texas
May 9, 2002



                      Use our past to assist your future sm
(secure mailing address)                   (overnight delivery/shipping address)
P. O. Box 820395                               9002 Green Oaks Circle, 2nd Floor
Dallas, Texas  75382-0395                               Dallas, Texas 75243-7212
214-342-9635 (voice)                                          (fax) 214-342-9601
800-244-0639                                                      SWHCPA@aol.com
                                       F-2

                          SENIOR OPTICIAN SERVICE, INC.
                                 BALANCE SHEETS
                             March 31, 2002 and 2001


                                                         March 31,    March 31,
                                                           2002         2001
                                                         ---------    ---------
                                     ASSETS
                                     ------
Current Assets
   Cash in bank                                          $     853    $     937
                                                         ---------    ---------

Total Assets                                             $     853    $     937
                                                         =========    =========



                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities
   Accounts payable - trade                              $    --      $    --
                                                         ---------    ---------

     Total Liabilities                                        --           --
                                                         ---------    ---------


Shareholders' Equity
   Common stock - $0.001 par value
     100,000,000 shares authorized
     5,854,000 and 5,554,000 shares
     issued and outstanding,  respectively                   5,854        5,554
   Additional paid-in capital                              373,102      365,471
   Accumulated deficit                                    (378,103)    (370,088)
                                                         ---------    ---------

     Total Shareholders' Equity                                853          937
                                                         ---------    ---------

Total Liabilities and Shareholders' Equity               $     853    $     937
                                                         =========    =========



The accompanying notes are an integral part of these financial statements.
                                                                             F-3

                          SENIOR OPTICIAN SERVICE, INC.
                 STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                       Years ended March 31, 2002 and 2001


                                                      Year ended     Year ended
                                                       March 31,      March 31,
                                                         2002           2001
                                                     -----------    -----------

Revenues                                             $      --      $      --
                                                     -----------    -----------

Expenses
   Consulting and professional fees                        7,923         12,308
   General and administrative expenses                        92             63
                                                     -----------    -----------

     Total operating expenses                              8,015         12,371
                                                     -----------    -----------

Loss from Operations                                      (8,015)       (12,371)

Other Income
   Interest and other                                       --             --
                                                     -----------    -----------

Net Loss                                                  (8,015)       (12,371)

Other comprehensive income                                  --             --
                                                     -----------    -----------

Comprehensive Loss                                   $    (8,015)   $   (12,371)
                                                     ===========    ===========


Net loss per weighted-average share
   of common stock outstanding, computed
   on Net Loss - basic and fully diluted                     nil            nil
                                                     ===========    ===========

Weighted-average number of shares
   of common stock outstanding -
   basic and fully diluted                             5,627,151      5,554,000
                                                     ===========    ===========



The accompanying notes are an integral part of these financial statements.
                                                                             F-4


                         SENIOR OPTICIAN SERVICE, INC.
                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                      Years ended March 31, 2002 and 2001


                                        Common Stock           Additional
                                 --------------------------      paid-in     Accumulated
                                    Shares         Amount        capital       deficit         Total
                                 -----------    -----------    -----------   -----------    -----------
Balances at
   April 1, 2000                   5,554,000    $     5,554    $   352,163   $  (357,717)   $      --

Surrender of common
   stock issued in prior years    (5,000,000)        (5,000)         5,000          --             --

Sale of common stock               5,000,000          5,000          5,000          --           10,000

Capital contributed to
   support operations                   --             --            3,308          --            3,308

Net loss for the year                   --             --             --         (12,371)       (12,371)
                                 -----------    -----------    -----------   -----------    -----------

Balances at
   March 31, 2001                  5,554,000          5,554        365,471      (370,088)           937

Common stock issued
   for professional services
   as registered on Form S-8         300,000            300          2,700          --            3,000


Capital contributed to
   support operations                   --             --            4,931          --            4,931

Net loss for the year                   --             --             --          (8,015)        (8,015)
                                 -----------    -----------    -----------   -----------    -----------

Balances at
   March 31, 2002                  5,854,000    $     5,854    $   373,102   $  (378,103)   $       853
                                 ===========    ===========    ===========   ===========    ===========



The accompanying notes are an integral part of these financial statements.
                                                                             F-5

                          SENIOR OPTICIAN SERVICE, INC.
                            STATEMENTS OF CASH FLOWS
                       Years ended March 31, 2002 and 2001



                                                       Year ended    Year ended
                                                        March 31,     March 31,
                                                          2001          2000
                                                       ----------    ----------
Cash Flows from Operating Activities
   Net loss for the year                               $   (8,015)   $  (12,371)
   Adjustments to reconcile net loss to net
     cash provided by operating activities
       Depreciation and amortization                         --            --
       Common stock issued for services                     3,000          --
                                                       ----------    ----------

Net cash used in operating activities                      (5,015)         --
                                                       ----------    ----------


Cash Flows from Investing Activities                         --            --
                                                       ----------    ----------


Cash Flows from Financing Activities
   Proceeds from sale of common stock                        --          10,000
   Capital contributed to support operations                4,931         3,308
                                                       ----------    ----------

Net cash provided by operating activities                   4,931        13,308
                                                       ----------    ----------


Increase (Decrease) in Cash                                   (84)          937

Cash at beginning of period                                   937          --
                                                       ----------    ----------

Cash at end of period                                  $      853    $      937
                                                       ==========    ==========

Supplemental Disclosure of
   Interest and Income Taxes Paid
     Interest paid for the year                        $     --      $     --
                                                       ==========    ==========
     Income taxes paid for the year                    $     --      $     --
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

On August 15, 2000, the Company changed its corporate name to Senior Optician Service, Inc. Senior Optician Service, Inc. intends to enter the specialty eyewear products business and intends to focus its efforts on specialty eyewear sales and services for senior citizens who are either home or facility bound. The Company anticipates that its services will initially be offered out of a retail optician center in Richfield, Minnesota. These services will be principally marketed to individuals in homebound residential situations, assisted living facilities and temporary and permanent residence facilities for senior citizens. The Company's business plan anticipates using an interactive website server for use at various nurses stations at assisted living facilities and other temporary and permanent residence facilities for senior citizens. The nursing stations located in these venues will be able to request products, services and schedule on-site optician appointments for the facility residents. Further, the Company anticipates offering the website services in various cities through independently owned and operated optician stores. Presently, no hardware or software systems have been installed.

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

                          SENIOR OPTICIAN SERVICE, INC.

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

2.   Income taxes
     ------------

     The Company uses the asset and liability method of accounting for income taxes. At March 31, 2002 and 2001, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts, organizational and start-up costs and vacation accruals.

     As of March 31, 2002 and 2001, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

3.   Loss per share
     --------------

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of March 31, 2002 and 2001, the Company has no issued and outstanding securities, options or warrants that would be deemed potentially dilutive in the current and future periods.


NOTE D - FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of cash, accounts receivable, accounts payable and notes payable, as applicable, approximates fair value due to the short term nature of these items and/or the current interest rates payable in relation to current market conditions.

                          SENIOR OPTICIAN SERVICE, INC.

NOTE E - INCOME TAXES

The components of income tax (benefit) expense for the years ended March 31, 2002 and 2001, respectively, are as follows:

                                                         Year ended   Year ended
                                                          March 31,    March 31,
                                                            2002         2001
                                                         ----------   ----------
     Federal:
       Current                                           $     --     $     --
       Deferred                                                --           --
                                                         ----------   ----------
                                                               --           --
                                                         ----------   ----------
     State:
       Current                                                 --           --
       Deferred                                                --           --
                                                         ----------   ----------
                                                               --           --
                                                         ----------   ----------

       Total                                             $     --     $     --
                                                         ==========   ==========

As of March 31, 2002, the Company has a net operating loss carryforward of approximately $17,000 to offset future taxable income. Subject to current regulations, this carryforward will begin to expire in 2021. The amount and availability of the net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

The Company's income tax expense (benefit) for each of the years ended March 31, 2002 and 2001, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                       Year ended    Year ended
                                                        March 31,     March 31,
                                                          2002          2001
                                                       ----------    ----------

Statutory rate applied to loss before income taxes     $   (2,725)   $   (4,200)
Increase (decrease) in income taxes resulting from:
     State income taxes                                      --            --
     Other, including reserve for deferred tax asset        2,725         4,200
                                                       ----------    ----------

       Income tax expense                              $     --      $     --
                                                       ==========    ==========

                          SENIOR OPTICIAN SERVICE, INC.

NOTE E - INCOME TAXES - Continued

Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of March 31, 2002 and 2001, respectively:

                                                         March 31,    March 31,
                                                           2002         2001
                                                         ---------    ---------
     Deferred tax assets
       Net operating loss carryforwards                  $   6,900    $   4,200
       Less valuation allowance                             (6,900)      (4,200)
                                                         ---------    ---------

     Net Deferred Tax Asset                              $    --      $    --
                                                         =========    =========

During the years ended March 31, 2002 and 2001, respectively, the reserve for the deferred current tax asset increased by approximately $2,700 and $4,200, respectively.


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

On January 16, 2002, the Company filed a Registration Statement Under The Securities Act of 1933 on Form S-8 to register 300,000 shares of common stock pursuant to a Legal and Consulting Services Plan. The Company issued all of the registered 300,000 shares in January 2002 at $0.01 per share, or $3,000, which approximates the "fair value" of the services rendered. To the best of management's knowledge, it is believed that there have been no open market trades of the Company's common stock to benchmark a "fair value" other than the agreed-upon value of the services provided.




                (Remainder of this page left blank intentionally)


                          SENIOR OPTICIAN SERVICE, INC.

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED


NOTE G - SELECTED FINANCIAL DATA (Unaudited)

The following is a summary of the quarterly results of operations for the years ended March 31, 2002 and 2001, respectively:



                              Quarter ended    Quarter ended    Quarter ended    Quarter ended      Year ended
Year ended March 31, 2002        June 30,      September 30,     December 31,       March 31,        March 31,
-------------------------     -------------    -------------    -------------    -------------    -------------
   Revenues                   $        --      $        --      $        --      $        --      $        --
   Gross profit                        --               --               --               --               --
   Net earnings                         (21)             (21)             (21)          (7,952)          (8,015)
   Basic and fully diluted
     earnings per share                --               --               --               --               --
   Weighted-average
     number of shares
     issued and outstanding       5,554,000        5,554,000        5,554,000        5,850,667        5,627,151

Year ended March 31, 2001
-------------------------
   Revenues                   $        --      $        --      $        --      $        --      $        --
   Gross profit                        --               --               --               --               --
   Net earnings                        --             (1,566)          (9,996)            (809)         (12,371)
   Basic and fully diluted
     earnings per share                --               --               --               --               --
   Weighted-average
     number of shares
     issued and outstanding       5,554,000        5,554,000        5,554,000        5,554,000        5,554,000






                (Remainder of this page left blank intentionally)