Form 10QSB
period 2002-06-30
SENIOR OPTICIAN SERVICE INC
filed 2002-08-06
CIK 1101423

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

--------------------------------------------------------------------------------


(Mark one)

  X      Quarterly  Report Under Section 13 or 15(d) of The Securities  Exchange
-----    Act of 1934


              For the quarterly period ended June 30, 2002

         Transition Report Under Section 13 or 15(d) of The Securities  Exchange
-----    Act of 1934


              For the transition period from ______________ to _____________

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

                    6601 Lyndale Avenue, Richfield, MN 55423
                    (Address of principal executive offices)

                                 (612) 866-6767
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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: July 24, 2002: 5,854,000
                                                         ---------

Transitional Small Business Disclosure Format (check one):     YES    NO X

                          Senior Optician Service, Inc.

                 Form 10-QSB for the Quarter ended June 30, 2002

                                Table of Contents


                                                                            Page
                                                                            ----
Part I - Financial Information

   Item 1     Financial Statements                                            3

   Item 2     Management's Discussion and Analysis or Plan of Operation      10


Part II - Other Information

   Item 1     Legal Proceedings                                              11

   Item 2     Changes in Securities                                          12

   Item 3     Defaults Upon Senior Securities                                12

   Item 4     Submission of Matters to a Vote of Security Holders            12

   Item 5     Other Information                                              12

   Item 6     Exhibits and Reports on Form 8-K                               12


Signatures                                                                   12

Item 1 - Part 1 - Financial Statements

                          Senior Optician Service, Inc.
                                 Balance Sheets
                             June 30, 2002 and 2001

                                   (Unaudited)

                                                          June 30,     June 30,
                                                           2002         2001
                                                         ---------    ---------
                                     ASSETS
Current Assets
   Cash on hand and in bank                              $     832    $     916
                                                         ---------    ---------

Total Assets                                             $     832    $     916
                                                         ==========    =========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
   Accounts payable - trade                              $   1,674    $    --
                                                         ---------    ---------


Commitments and Contingencies


Shareholders' Equity
   Common stock - $0.001 par value
     100,000,000 shares authorized
     5,854,000 and 5,554,000 shares
     issued and outstanding, respectively                    5,854        5,554
   Additional paid-in capital                              373,102      365,471
   Accumulated deficit                                    (379,798)    (370,130)
                                                         ---------    ---------

     Total Shareholders' Equity                               (842)         916
                                                         ---------    ---------

Total Liabilities and Shareholders' Equity               $     832    $     916
                                                         =========    =========



The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.
                                                                               3

                          Senior Optician Service, Inc.
                 Statements of Operations and Comprehensive Loss
                    Three months ended June 30, 2002 and 2001

                                   (Unaudited)

                                                   Three months    Three months
                                                       ended           ended
                                                     June 30,        June 30,
                                                        2002            2001
                                                   ------------    ------------

Revenues                                           $       --      $       --
                                                   ------------    ------------

Expenses
   Consulting and professional fees                       1,674            --
   General and administrative                                21              21
   Depreciation and amortization                           --              --
                                                   ------------    ------------

     Total expenses                                       1,695              21
                                                   ------------    ------------

Loss from operations                                     (1,695)            (21)

Provision for income taxes                                 --              --
                                                   ------------    ------------

Net Loss                                                 (1,695)            (21)

Other comprehensive income                                 --              --
                                                   ------------    ------------

Comprehensive Loss                                 $     (1,695)   $        (21)
                                                   ============    ============

Loss per weighted-average share of
   common stock outstanding,
   computed on Net Loss - basic
   and fully diluted                                        nil             nil
                                                   ============    ============

Weighted-average number of shares
   of common stock outstanding                        5,854,000       5,554,000
                                                   ============    ============


The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.
                                                                               4


                          Senior Optician Service, Inc.
                            Statements of Cash Flows
                    Three months ended June 30, 2002 and 2001

                                   (Unaudited)

                                                             Three months    Three months
                                                                 ended           ended
                                                               June 30,        June 30,
                                                                  2001            2000
                                                             ------------    ------------

Cash Flows from Operating Activities
   Net Loss                                                  $     (1,695)   $        (21)
   Adjustments to reconcile net income to net cash
     provided by operating activities
       Depreciation and amortization                                 --              --
       Increase in Accounts payable - Trade                         1,674            --
                                                             ------------    ------------

Net cash provided by (used in) operating activities                   (21)            (21)
                                                             ------------    ------------


Cash Flows from Investing Activities                                 --              --
                                                             ------------    ------------


Cash Flows from Financing Activities                                 --              --
                                                             ------------    ------------


Increase (Decrease) in Cash and Cash Equivalents                      (21)            (21)

Cash and cash equivalents at beginning of period                      853             937
                                                             ------------    ------------

Cash and cash equivalents at end of period                   $        832    $        916
                                                             ============    ============


Supplemental Disclosures of Interest and Income Taxes Paid

   Interest paid during the period                           $       --      $       --
                                                             ============    ============
   Income taxes paid (refunded)                              $       --      $       --
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

The Company follows the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America and has a year-end of March 31.

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements filed with the U. S. Securities and Exchange Commission on its Annual Report on Form 10-KSB for the year ended March 31, 2002. The information presented within these interim financial statements may not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes when reviewing the interim financial results presented herein.

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the U. S. Securities and Exchange Commission's
instructions   for  Form  10-QSB,   are   unaudited  and  contain  all  material
adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending March 31, 2003.

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

2.   Income taxes
     ------------

     The Company uses the asset and liability method of accounting for income taxes. At June 30, 2002 and 2001, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts, organizational and start-up costs and vacation accruals.

     As of June 30, 2002 and 2001, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

3.   Loss per share
     --------------

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of June 30, 2002 and 2001, the Company has no issued and outstanding securities, options or warrants that would be deemed potentially dilutive in the current and future periods.


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


Note E - Income Taxes

The  components of income tax (benefit)  expense for the three months ended June
30, 2002 and 2001, respectively, are as follows:

                                                     Three months   Three months
                                                         ended          ended
                                                       June 30,       June 30,
                                                          2002           2001
                                                     ------------   ------------
     Federal:
       Current                                       $       --     $       --
       Deferred                                              --             --
                                                     ------------   ------------
                                                             --             --
                                                     ------------   ------------
     State:
       Current                                               --             --
       Deferred                                              --             --
                                                     ------------   ------------
                                                             --             --
                                                     ------------   ------------

       Total                                         $       --     $       --
                                                     ============   ============

As of June 30,  2002,  the  Company has a net  operating  loss  carryforward  of approximately  $18,700  to offset  future  taxable  income.  Subject  to current regulations,  this  carryforward  will  begin to expire in 2021.  The amount and availability  of  the  net  operating  loss  carryforwards  may  be  subject  to limitations set forth by the Internal  Revenue Code.  Factors such as the number of shares ultimately issued within a three year look-back period;  whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate;  continuity of historical  business;  and subsequent income of
the  Company  all  enter  into  the  annual   computation  of  allowable  annual
utilization of the carryforwards.

The Company's income tax expense (benefit) for the three months ended June 30, 2002 and 2001, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                       Three months    Three months
                                                           ended           ended
                                                         June 30,        June 30,
                                                            2002            2001
                                                       ------------    ------------

Statutory rate applied to loss before income taxes     $       (575)   $         (7)
Increase (decrease) in income taxes resulting from:
     State income taxes                                        --              --
     Other, including reserve for deferred tax asset            575               7
                                                       ------------    ------------

       Income tax expense                              $       --      $       --
                                                       ============    ============

                          Senior Optician Service, Inc.

Note E - Income Taxes - Continued

Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of June 30, 2002 and 2001, respectively:

                                                           June 30,    June 30,
                                                             2002        2001
                                                           --------    --------
     Deferred tax assets
       Net operating loss carryforwards                    $  7,475    $  4,200
       Less valuation allowance                              (7,475)     (4,200)
                                                           --------    --------

     Net Deferred Tax Asset                                $   --      $   --
                                                           ========    ========

During the three months ended June 30, 2002 and 2001, respectively, the reserve for the deferred current tax asset increased by approximately $575 and $-0-, respectively.


Note F - Common Stock Transactions

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







                (Remainder of this page left blank intentionally)

Part I - Item 2

Management's Discussion and Analysis of Financial Condition and Results of Operations

(1)  Caution Regarding Forward-Looking Information

Certain statements contained in this quarterly filing, including, without limitation, statements containing the words "believes", "anticipates", "expects" and words of similar import, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

Such factors include, among others, the following: international, national and local general economic and market conditions: demographic changes; the ability of the Company to sustain, manage or forecast its growth; the ability of the Company to successfully make and integrate acquisitions; raw material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other factors referenced in this and previous filings.

Given these uncertainties, readers of this Form 10-QSB and investors are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

(2)  General comments

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

The Company follows the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America and has a year-end of March 31.

(3)  Results of Operations and Plan of Operations

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

The expenses represented in the accompanying statements of operations represent various legal, accounting and shareholder maintenance expenses incurred to maintain the corporate entity. Accordingly, our current financial results, as presented in the accompanying financial statements, are not meaningful as an indication of future operations.

Future expected significant costs related to our proposed specialty eyewear products business will be related to the development and/or acquisition of hardware and software and other related costs to support our business plan.

(4)  Liquidity and Capital Resources

At June 30, 2002, we had approximately $832 in cash and cash equivalents. To date, we show negative cash flows. We expect losses from operations and negative cash flow to continue for the foreseeable future.

The Company continues to pursue entering the specialty eye wear products business and intends to focus its efforts on specialty eye wear sales and services for senior citizens who are home or facility bound. The Company anticipates that its services will initially be offered out of a retail optician center in Richfield, Minnesota. These services will be principally marketed to individuals in homebound residential situations, assisted living facilities and temporary and permanent residence facilities for senior citizens. The Company's business plan anticipates using an interactive website server for use at various nurses stations at assisted living facilities and other temporary and permanent residence facilities for senior citizens. The nursing stations located in these venues will be able to request products, services and schedule on-site optician appointments for the facility residents. Further, the Company anticipates offering the website services in various cities through independently owned and operated optician stores. Presently, the business concept is in its formative stages and no hardware or software systems have been installed. The proposed business operations have not commenced.

We will need to raise capital in order to commence our proposed business operations. We have not identified any specific future financing sources. Our efforts to finance the Company may result in the issuance of equity and debt instruments. This and other future financing activity, if any, may result in the dilution of shareholder equity. We expect to incur financial losses for the foreseeable future. If we are unable to raise the necessary funds, we may abandon our proposed business operations and seek alternative business strategies.

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

Item 5 - Other Information

     None

Item 6 - Exhibits and Reports on Form 8-K

Exhibits

99.1 Certification  Pursuant to 18 USC, Section 1330, as adopted pursuant to
     Section 906 of the Sarbanes-Oxley Act of 2002

Reports on Form 8-K

     None

--------------------------------------------------------------------------------

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   Senior Optician Service, Inc.

Date: August 1, 2002                                            /s/ Donald Hill.
      --------------                               -----------------------------
                                                                     Donald Hill
                                                             President, Director
                                                    and Chief Accounting Officer