Form 10QSB
period 2002-09-30
SENIOR OPTICIAN SERVICE INC
filed 2002-11-06
CIK 1101423

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

--------------------------------------------------------------------------------


(Mark one)

   X     Quarterly  Report Under Section 13 or 15(d) of The Securities  Exchange
------   Act of 1934


              For the quarterly period ended September 30, 2002

         Transition Report Under Section 13 or 15(d) of The Securities  Exchange
------   Act of 1934


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

                    6601 Lyndale Avenue, Richfield, MN 55423
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (612) 866-6767
                                 --------------
                           (Issuer's telephone number)

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

State the number of shares outstanding of each of the issuer's classes of common
equity as of the latest practicable date:   October 25, 2002: 5,854,000
                                            ---------------------------

Transitional Small Business Disclosure Format (check one):   YES    NO X
                                                                ---   ---

                          Senior Optician Service, Inc.

              Form 10-QSB for the Quarter ended September 30, 2002

                                Table of Contents


                                                                            Page
                                                                            ----
Part I - Financial Information

  Item 1   Financial Statements                                               3

  Item 2   Management's Discussion and Analysis or Plan of Operation         11


Part II - Other Information

  Item 1   Legal Proceedings                                                 12

  Item 2   Changes in Securities                                             12

  Item 3   Defaults Upon Senior Securities                                   12

  Item 4   Submission of Matters to a Vote of Security Holders               13

  Item 5   Other Information                                                 13

  Item 6   Exhibits and Reports on Form 8-K                                  13


Signatures                                                                   13


Item 1 - Part 1 - Financial Statements

                          Senior Optician Service, Inc.
                                 Balance Sheets
                           September 30, 2002 and 2001

                                   (Unaudited)

                                                        September 30,    September 30,
                                                              2002             2001
                                                        -------------    -------------
                                     ASSETS
                                     ------
Current Assets
   Cash on hand and in bank                             $         809    $         895
                                                        -------------    -------------

Total Assets                                            $         809    $         895
                                                        =============    =============


                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities
   Accounts payable - trade                             $       4,867    $        --
                                                        -------------    -------------


Commitments and Contingencies


Shareholders' Equity
   Common stock - $0.001 par value
     100,000,000 shares authorized
     5,854,000 and 5,554,000 shares
     issued and outstanding, respectively                       5,854            5,554
   Additional paid-in capital                                 373,102          365,471
   Accumulated deficit                                       (383,014)        (370,130)
                                                        -------------    -------------

     Total Shareholders' Equity                                (4,058)             895
                                                        -------------    -------------

Total Liabilities and Shareholders' Equity              $         809    $         895
                                                        =============    =============



The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.
                                                                               3


                          Senior Optician Service, Inc.
                 Statements of Operations and Comprehensive Loss
             Six and Three months ended September 30, 2002 and 2001

                                   (Unaudited)

                                        Six months       Six months      Three months    Three months
                                          ended            ended            ended           ended
                                      September 30,    September 30,    September 30,   September 30,
                                            2002             2001             2002             2001
                                      -------------    -------------    -------------    -------------

Revenues                              $        --      $        --      $        --      $        --
                                      -------------    -------------    -------------    -------------

Expenses
   Consulting and professional fees           2,764             --              1,674             --
   General and administrative                 2,147               42            1,542               21
   Depreciation and amortization               --               --               --               --
                                      -------------    -------------    -------------    -------------

     Total expenses                           4,991               42            3,216               21
                                      -------------    -------------    -------------    -------------

Loss from operations                         (4,991)             (42)          (3,216)             (21)

Provision for income taxes                     --               --               --               --
                                      -------------    -------------    -------------    -------------

Net Loss                                     (4,991)             (42)          (3,216)             (21)

Other comprehensive income                     --               --               --               --
                                      -------------    -------------    -------------    -------------

Comprehensive Loss                    $      (4,991)   $         (42)   $      (3,216)   $         (21)
                                      =============    =============    =============    =============

Loss per weighted-average share of
   common stock outstanding,
   computed on Net Loss - basic
   and fully diluted                            nil              nil              nil              nil
                                      =============    =============    =============    =============

Weighted-average number of shares
   of common stock outstanding            5,854,000        5,554,000        5,854,000        5,554,000
                                      =============    =============    =============    =============


The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.
                                                                               4


                          Senior Optician Service, Inc.
                            Statements of Cash Flows
                  Six months ended September 30, 2002 and 2001

                                   (Unaudited)

                                                               Six months       Six months
                                                                 ended            ended
                                                             September 30,    September 30,
                                                                   2002             2001
                                                             -------------    -------------

Cash Flows from Operating Activities
   Net Loss                                                  $      (4,911)   $         (42)
   Adjustments to reconcile net income to net cash
     provided by operating activities
       Depreciation and amortization                                  --               --
       Increase in Accounts payable - Trade                          4,867             --
                                                             -------------    -------------

Net cash provided by (used in) operating activities                    (44)             (42)
                                                             -------------    -------------


Cash Flows from Investing Activities                                  --               --
                                                             -------------    -------------


Cash Flows from Financing Activities                                  --               --
                                                             -------------    -------------


Increase (Decrease) in Cash and Cash Equivalents                       (44)             (42)

Cash and cash equivalents at beginning of period                       853              937
                                                             -------------    -------------

Cash and cash equivalents at end of period                   $         809    $         895
                                                             =============    =============


Supplemental Disclosures of Interest and Income Taxes Paid

   Interest paid during the period                           $        --      $        --
                                                             =============    =============
   Income taxes paid (refunded)                              $        --      $        --
                                                             =============    =============



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


Note B - Preparation of Financial Statements

The Company follows the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America and has adopted a year-end of March 31.

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements filed with the U. S. Securities and Exchange Commission on its Annual Report on Form 10-KSB for the year ended March 31, 2002. The information presented within these interim financial statements may not include all disclosures required by accounting principles generally accepted in the United States of America and the users of financial information provided for interim periods should refer to the annual financial information and footnotes when reviewing the interim financial results presented herein.

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

                          Senior Optician Service, Inc.

Note B - Preparation of Financial Statements - Continued

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company's system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented

For segment reporting purposes, the Company operated in only one industry segment during the periods represented in the accompanying financial statements and makes all operating decisions and allocates resources based on the best benefit to the Company as a whole.


Note C - Going Concern Uncertainty

The Company has had no significant operations, assets or liabilities since 1973 and, accordingly, is fully dependent either future sales of securities or upon its current management and/or advances or loans from significant stockholders or corporate officers to provide sufficient working capital to preserve the integrity of the corporate entity.

The Company's continued existence is dependent upon its ability to generate sufficient cash flows from operations to support its daily operations as well as provide sufficient resources to retire existing liabilities and obligations on a timely basis.

The Company anticipates offering future sales of equity securities. However, there is no assurance that the Company will be able to obtain additional funding through the sales of additional equity securities or, that such funding, if available, will be obtained on terms favorable to or affordable by the Company.

If no additional operating capital is received during the next twelve months, the Company will be forced to rely on existing cash in the bank and upon additional funds loaned by management and/or significant stockholders to preserve the integrity of the corporate entity at this time. In the event, the Company is unable to acquire advances from management and/or significant stockholders, the Company's ongoing operations would be negatively impacted.

It is the intent of management and significant stockholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity. However, no formal commitments or arrangements to advance or loan funds to the Company or repay any such advances or loans exist. There is no legal obligation for either management or significant stockholders to provide additional future funding.

In such a restricted cash flow scenario, the Company would be unable to complete
our  business  plan  steps,  and  would,  instead,   delay  all  cash  intensive
activities. Without necessary cash flow, the Company may become

                          Senior Optician Service, Inc.

Note C - Going Concern Uncertainty - Continued

The Company has no operating activities, insignificant cash on hand, no profit and operates a business plan with inherent risk. Because of these factors, our auditors have issued an audit opinion for the Company which includes a statement describing our going concern status. This means, in our auditor's opinion, substantial doubt about our ability to continue as a going concern exists at the date of their opinion.

While the Company is of the opinion that good faith estimates of the Company's ability to secure additional capital in the future to reach our goals have been made, there is no guarantee that the Company will receive sufficient funding to sustain operations or implement any future business plan steps.


Note D - Summary of Significant Accounting Policies

1.   Cash and cash equivalents
     -------------------------

     For Statement of Cash Flows purposes, the Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

2.   Income taxes
     ------------

     The Company uses the asset and liability method of accounting for income taxes. At September 30, 2002 and 2001, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.
     Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts, organizational and start-up costs and vacation accruals.

     As of September 30, 2002 and 2001, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

3.   Loss per share
     --------------

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of September 30, 2002 and 2001, the Company has no issued and outstanding securities, options or warrants that would be deemed potentially dilutive in the current and future periods.

                          Senior Optician Service, Inc.

Note E - Fair Value of Financial Instruments

The carrying amount of cash, accounts receivable, accounts payable and notes payable, as applicable, approximates fair value due to the short term nature of these items and/or the current interest rates payable in relation to current market conditions.

Interest rate risk is the risk that the Company's earnings are subject to fluctuations in interest rates on either investments or on debt and is fully dependent upon the volatility of these rates. The Company does not use derivative instruments to moderate its exposure to interest rate risk, if any.

Financial risk is the risk that the Company's earnings are subject to fluctuations in interest rates or foreign exchange rates and are fully dependent upon the volatility of these rates. The company does not use derivative instruments to moderate its exposure to financial risk, if any.


Note F - Income Taxes

The components of income tax (benefit) expense for the six months ended September 30, 2002 and 2001, respectively, are as follows:

                                                     Six months      Six months
                                                       ended           ended
                                                   September 30,   September 30,
                                                         2002            2001
                                                   -------------   -------------
     Federal:
       Current                                     $        --     $        --
       Deferred                                             --              --
                                                   -------------   -------------
                                                            --              --
                                                   -------------   -------------
     State:
       Current                                              --              --
       Deferred                                             --              --
                                                   -------------   -------------
                                                            --              --
                                                   -------------   -------------

       Total                                       $        --     $        --
                                                   =============   =============

As of September 30, 2002, the Company has a net operating loss carryforward of approximately $25,300 to offset future taxable income. Subject to current regulations, this carryforward will begin to expire in 2021. The amount and availability of the net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.



                (Remainder of this page left blank intentionally)


                          Senior Optician Service, Inc.

                    Notes to Financial Statements - Continued


Note F - Income Taxes - Continued

The Company's  income tax expense  (benefit) for the six months ended  September
30, 2002 and 2001, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                         Six months       Six months
                                                           ended            ended
                                                       September 30,    September 30,
                                                             2002             2001
                                                       -------------    -------------
Statutory rate applied to loss before income taxes     $      (1,670)   $         (14)
Increase (decrease) in income taxes resulting from:
     State income taxes                                         --               --
     Other, including reserve for deferred tax asset           1,670               14
                                                       -------------    -------------

       Income tax expense                              $        --      $        --
                                                       =============    =============

Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of September 30, 2002 and 2001, respectively:

                                                 September 30,    September 30,
                                                       2002             2001
                                                 -------------    -------------
     Deferred tax assets
       Net operating loss carryforwards          $       8,600    $       4,200
       Less valuation allowance                         (8,600)          (4,200)
                                                 -------------    -------------

     Net Deferred Tax Asset                      $        --      $        --
                                                 =============    =============

During the six months ended September 30, 2002 and 2001, respectively, the reserve for the deferred current tax asset increased by approximately $1,670 and $-0-, respectively.


Note G - Common Stock Transactions

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

(4)  Liquidity and Capital Resources

At September 30, 2002, we had approximately $809 in cash and cash equivalents. To date, we show negative cash flows. We expect losses from operations and negative cash flow to continue for the foreseeable future.

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

     None

Item 5 - Other Information

     None

Item 6 - Exhibits and Reports on Form 8-K

     Exhibits
     --------
     99.1 CEO/CFO Certification Pursuant to 18 USC, Section 1330, as adopted pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002

     Reports on Form 8-K
     -------------------
     None

--------------------------------------------------------------------------------

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                   Senior Optician Service, Inc.

Dated: October 25, 2002                                 /s/ Donald D. Hill
       ----------------                            -----------------------------
                                                                  Donald D. Hill
                                                             President, Director
                                                    and Chief Accounting Officer