Form 10QSB
period 2002-12-31
SENIOR OPTICIAN SERVICE INC
filed 2003-02-05
CIK 1101423

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   Form 10-QSB

--------------------------------------------------------------------------------


(Mark one)

   X     Quarterly  Report Under Section 13 or 15(d) of the Securities  Exchange
------   Act of 1934


                  For the quarterly period ended December 31, 2002

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: February 3, 2003: 5,854,000
                                          ---------------------------

Transitional Small Business Disclosure Format (check one): YES    NO X
                                                              ---   ---

                          Senior Optician Service, Inc.

               Form 10-QSB for the Quarter ended December 31, 2002

                                Table of Contents


                                                                            Page
                                                                            ----
Part I - Financial Information

  Item 1   Financial Statements                                               3
  Item 2   Management's Discussion and Analysis or Plan of Operation         11
  Item 3   Controls and Procedures                                           12

Part II - Other Information

  Item 1   Legal Proceedings                                                 13
  Item 2   Changes in Securities                                             13
  Item 3   Defaults Upon Senior Securities                                   13
  Item 4   Submission of Matters to a Vote of Security Holders               13
  Item 5   Other Information                                                 13
  Item 6   Exhibits and Reports on Form 8-K                                  13

Signatures                                                                   13

Certification                                                                14


Part I
Item 1 - Financial Statements

                          Senior Optician Service, Inc.
                                 Balance Sheets
                           December 31, 2002 and 2001

                                   (Unaudited)

                                                             December 31,    December 31,
                                                                  2002            2001
                                                             ------------    ------------
                                     ASSETS
                                     ------
Current Assets
   Cash in bank                                              $        779    $        874
                                                             ------------    ------------

Total Assets                                                 $        779    $        874
                                                             ============    ============


                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities
   Accounts payable - trade                                  $      5,761    $       --
                                                             ------------    ------------


Commitments and Contingencies


Shareholders' Equity (Deficit)
   Common stock - $0.001 par value
      100,000,000 shares authorized
      5,854,000 and 5,554,000 shares
         issued and outstanding, respectively                       5,854           5,554
   Additional paid-in capital                                     373,102         365,471
   Accumulated deficit                                           (383,938)       (370,151)
                                                             ------------    ------------

      Total Shareholders' Equity (Deficit)                         (4,982)            874
                                                             ------------    ------------

Total Liabilities and Shareholders' Equity (Deficit)         $        779    $        874
                                                             ============    ============














The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.
                                                                               3


                          Senior Optician Service, Inc.
                Statements of Operations and Comprehensive Income
             Nine and Three months ended December 31, 2002 and 2001

                                   (Unaudited)

                                       Nine months     Nine months    Three months    Three months
                                         ended           ended           ended           ended
                                      December 31,    December 31,    December 31,    December 31,
                                           2002            2001            2002            2001
                                      ------------    ------------    ------------    ------------

Revenues                              $       --      $       --      $       --      $       --
                                      ------------    ------------    ------------    ------------

Expenses
   Consulting and professional fees          3,300            --               536            --
   General and administrative                2,535              63             388              21
   Depreciation and amortization              --              --              --              --
                                      ------------    ------------    ------------    ------------

      Total expenses                         5,835              63             924              21
                                      ------------    ------------    ------------    ------------

Loss from operations                        (5,835)            (63)           (924)            (21)

Provision for income taxes                    --              --              --              --
                                      ------------    ------------    ------------    ------------

Net Loss                                    (5,835)            (63)           (924)            (21)

Other comprehensive income                    --              --              --              --
                                      ------------    ------------    ------------    ------------

Comprehensive Income                  $     (5,835)   $        (63)   $       (924)   $        (21)
                                      ============    ============    ============    ============

Loss per weighted-average share of
   common stock outstanding,
   computed on Net Loss - basic
   and fully diluted                           nil             nil             nil             nil
                                      ============    ============    ============    ============

Weighted-average number of shares
   of common stock outstanding           5,854,000       5,554,000       5,854,000       5,554,000
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


                          Senior Optician Service, Inc.
                            Statements of Cash Flows
                  Nine months ended December 31, 2002 and 2001

                                   (Unaudited)

                                                       Nine months     Nine months
                                                         ended           ended
                                                      December 31,    December 31,
                                                           2002            2001
                                                      ------------    ------------
Cash Flows from Operating Activities
   Net Loss                                           $     (5,835)   $        (63)
   Adjustments to reconcile net income to net cash
      provided by operating activities
         Depreciation and amortization                        --              --
         Increase (Decrease) in
            Accounts payable - trade                         5,761            --
                                                      ------------    ------------

Net cash provided by (used in) operating activities            (74)            (63)
                                                      ------------    ------------

Cash Flows from Investing Activities                          --              --
                                                      ------------    ------------

Cash Flows from Financing Activities                          --              --
                                                      ------------    ------------

Increase (Decrease) in Cash                                    (74)            (63)

Cash at beginning of period                                    853             937
                                                      ------------    ------------

Cash at end of period                                 $        779    $        874
                                                      ============    ============


Supplemental Disclosures of
   Interest and Income Taxes Paid

   Interest paid during the period                    $       --      $       --
                                                      ============    ============
   Income taxes paid (refunded)                       $       --      $       --
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

                          Senior Optician Service, Inc.

Note C - Going Concern Uncertainty - Continued

In such a restricted cash flow scenario, the Company would be unable to complete our business plan steps, and would, instead, delay all cash intensive activities. Without necessary cash flow, the Company may become dormant during the next twelve months, or until such time as necessary funds could be raised in the equity securities market.

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

2.   Income taxes
     ------------

     The Company uses the asset and liability method of accounting for income taxes. At December 31, 2002 and 2001, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.
     Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts, organizational and start-up costs and vacation accruals.

     As of December 31, 2002 and 2001, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

3.   Loss per share
     --------------

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of December 31, 2002 and 2001, the Company has no issued and outstanding securities, options or warrants that would be deemed potentially dilutive in the current and future periods.

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


Note F - Income Taxes

The components of income tax (benefit) expense for the nine months ended December 31, 2002 and 2001, respectively, are as follows:

                                                      Nine months    Nine months
                                                         ended          ended
                                                     December 31,   December 31,
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
                                                     ============   ============

As of December 31, 2002, the Company has a net operating loss carryforward of approximately $25,900 to offset future taxable income. Subject to current regulations, this carryforward will begin to expire in 2021. The amount and availability of the net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.



                (Remainder of this page left blank intentionally)

                          Senior Optician Service, Inc.

Note F - Income Taxes - Continued

The Company's income tax expense (benefit) for the nine months ended December 31,, 2002 and 2001, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                         Nine months     Nine months
                                                           ended           ended
                                                        December 31,    December 31,
                                                             2002            2001
                                                        ------------    ------------
Statutory rate applied to loss before income taxes      $     (1,980)   $        (20)
Increase (decrease) in income taxes resulting from:
      State income taxes                                        --              --
      Other, including reserve for deferred tax asset          1,980              20
                                                        ------------    ------------

         Income tax expense                             $       --      $       --
                                                        ============    ============

Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of December 31, 2002 and 2001, respectively:

                                                   December 31,    December 31,
                                                        2002            2001
                                                   ------------    ------------
    Deferred tax assets
        Net operating loss carryforwards           $      8,900    $      4,200
        Less valuation allowance                         (8,900)         (4,200)
                                                   ------------    ------------

     Net Deferred Tax Asset                        $       --      $       --
                                                   ============    ============

During the nine months ended December 31, 2002 and 2001, respectively, the reserve for the deferred current tax asset increased by approximately $2,000 and $-0-, respectively.


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

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations

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

(4)  Liquidity and Capital Resources

At December 31, 2002, we had approximately $780 in cash and cash equivalents. To date, we show negative cash flows. We expect losses from operations and negative cash flow to continue for the foreseeable future.

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


Item 3 - Controls and Procedures

As required by Rule 13a-15 under the  Securities  Exchange Act of 1934 (Exchange
Act), within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's President, Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Company's President, Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.


Part II - Other Information

Item 1 - Legal Proceedings

     None

Item 2 - Changes in Securities

     None

Item 3 - Defaults on Senior Securities

     None

Item 4 - Submission of Matters to a Vote of Security Holders

     None

Item 5 - Other Information

     None

Item 6 - Exhibits and Reports on Form 8-K

     Exhibits
     --------
     None

     Reports on Form 8-K
     -------------------
     None

--------------------------------------------------------------------------------

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   Senior Optician Service, Inc.

Dated: February 3, 2003                               /s/ Donald D. Hill.
       ----------------                     ------------------------------------
                                                                  Donald D. Hill
                                             President, Chief Executive Officer,
                                            Chief Financial Officer and Director

                 Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002


In connection with the Quarterly Report of Senior Optician Service, Inc. (Registrant) on Form 10-QSB for the quarter ended December 31, 2002, as filed with the Securities and Exchange Commission, on the date hereof, I, Donald D. Hill, Chief Executive Officer and Chief Financial Officer of the Company, certify to the best of my knowledge, pursuant to 18 USC 1350, as adopted pursuant to ss.302 and promulgated as 18 USC 1350 pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that:

1) I have reviewed this Quarterly Report on Form 10-QSB of Senior Optician Service, Inc. for the quarter ended December 31, 2002.

2) Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3) Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Quarterly Report;

4) The registrant's other certifying officers, if any, and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;
     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and
     c) presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5) The Registrant's other certifying officers, if any, and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6) The Registrant's other certifying officers, if any, and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


/s/ Donald D. Hill                                       Dated: February 3, 2003
------------------                                              ----------------

Donald D. Hill
Chief Executive Officer and
Chief Financial Officer