Form 10KSB
period 2003-03-31
SENIOR OPTICIAN SERVICE INC
filed 2003-06-19
CIK 1101423

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                                       For the fiscal year ended March 31, 2003.


TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
1934

                                 For the transition period from       to
                                                               -------  --------
                             Commission file number



                          SENIOR OPTICIAN SERVICE, INC.
                          -----------------------------
                 (Name of Small Business Issuer in its Charter)


           Minnesota                                    41-1954595
-----------------------------------         ------------------------------------
   (State of Incorporation)                  (IRS Employer Identification No.)

6601 Lyndale Ave., Richfield, MN                          55423
--------------------------------------------------------------------------------
(Address of principal executive offices)                (Zip Code)

Issuer's telephone number,(   612     )     866       -          6767
                           -----------  -------------   -----------------------


Securities Registered Pursuant of Section 12(b) of the Act: None

Securities Registered Pursuant of Section 12(g) of the Act: Common Stock, $0.001 Par Value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment of this Form 10-KSB. [ ]

The issuer had operating revenues of $-0-for the year ended March 31, 2003.

The Exhibit Index appears on page 8.

As of March 31, 2003, there were 5,854,000 shares of the issuer's common stock outstanding. The aggregate market value of the shares of the issuer's voting stock held by non-affiliates was $93,940 based on the low bid price March 31, 2003 as quoted on the OTC Electronic Bulletin Board. The sum excludes the shares held by officers, directors, and stockholders whose ownership exceeded 10% of the outstanding shares at March 31, 2003, in that such persons may be deemed affiliates of the Company. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

PART I.......................................................................  3

ITEM 1.  Business............................................................  3
ITEM 2.  Properties..........................................................  3
ITEM 3.  Legal Proceedings...................................................  3
ITEM 4.  Submission of Matters to vote of Security Holders...................  3

PART II......................................................................  3

ITEM 5.  Market for Common Equity and Related Stockholder Matters............  3
ITEM 6.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations.............................  4
ITEM 7.  Financial Statements................................................  5
ITEM 8.  Changes In and Disagreements With Accounting and
             Financial Disclosure............................................  5

PART III.....................................................................  5

ITEM 9.  Directors, Executive Officers, Promoters, and Control
           Persons: Compliance With Section 16(a) of the Exchange Act........  5
ITEM 10.  Executive Compensation.............................................  7
ITEM 11.  Security Ownership of Certain Beneficial Owners and Management.....  7
ITEM 12.  Certain Relationships and Related Transactions.....................  7

PART IV......................................................................  8

ITEM 13.  Exhibits and Reports on Form 8-K...................................  8
SIGNATURES...................................................................  9
EXHIBIT INDEX................................................................  8

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

         (c) Business of the Issuer. Senior Optician Service, Inc., had originally planned to enter the specialty eye wear products business. These plans have been suspended due to lack of financing and depressed economic conditions. In the future, we may again focus our efforts on specialty eye wear sales and services for senior citizens. Presently, we have no business operations plans. We plan to maintain a "good standing" corporate entity status. We plan to keep our Securities and Exchange Commission periodic report obligations current. In the future, we may change our corporate domicile, or and implement a stock option plan.

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

                                    PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

(a) Market Information.

         The Company's common stock became available for quotation on the NASD Electronic Bulletin Board on November 21, 2001 with the assigned trading symbol SOSV. The trading information has been provided by the National Association of Securities Dealers Composite Feed or other qualified inter-dealer quotation medium. Our high and low closing bid prices are as follows:

Quarter Ended                       High Bid                  Low Bid

December 31, 2001                   None                      None
March 31, 2002                      0.10                      0.10
June 30, 2002                       0.10                      0.10
September 30, 2002                  0.11                      0.10
December 31, 2002                   0.11                      0.11
March 31, 2003                      0.11                      0.11

(a) Holders.

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

         (b) Results of Operations, Liquidity and Capital Resources: The Company has had no significant operations, assets or liabilities since 1973 and, accordingly, is fully dependent either future sales of securities or upon its current management and, or advances or loans from significant stockholders or corporate officers to provide sufficient working capital to preserve the integrity of the corporate entity.

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

         During the year ended March 31, 2003, the Company has incurred a cumulative net loss of approximately $8,215 related to various general and administrative costs incurred in the support of the corporate entity and making required periodic reports to the U. S. Securities and Exchange Commission. The Company's plan to enter the specialty eye wear products business has been suspended.

         We will need to raise capital in order to commence our proposed business operations. No assurance can be given that we will be able to raise sufficient capital to implement our proposed business operations. We have not identified any specific future financing sources. In the future, our efforts to finance the Company may result in the issuance of equity and debt instruments. This and other future financing activity, if any, may result in the dilution of shareholder equity. We expect to incur financial losses for the foreseeable future.

Item 7.  Financial Statements.

         The required financial statements are included in this document starting at Page F-1.


Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

         There have been no changes or disagreements with accountants on accounting or financial disclosure during the Company's two most recent fiscal years.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

         The following table sets forth the officers and directors of the Company.

Name                        Position                           Age

Donald Hill                 President, Director                60

Sandra Hill                 Secretary, Treasurer               54

Bradley Peterson            Vice President                     54

(a)      Identify Directors and Executive Officers.

         The Company has three directors, Donald Hill, Sandra Hill and Bradley Peterson.

         Donald Hill is presently employed as an optician at Southdale Optical, Inc. He has worked in the optician field since 1960.

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

CODE OF ETHICAL CONDUCT.

         On June 11, 2003, our board of directors adopted our code of ethical conduct that applies to all of our employees and directors, including our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions.

         We believe the adoption of our Code of Ethical Conduct is consistent with the requirements of the Sarbanes-Oxley Act of 2002.

         Our Code of Ethical Conduct is designed to deter wrongdoing and to promote:

o Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

o Full, fair, accurate, timely and understandable disclosure in reports and documents that we file or submit to the Securities & Exchange Commission and in other public communications made by us;

o        Compliance with applicable governmental laws, rules and regulations,

o The prompt internal reporting to an appropriate person or persons indentified in the code of violations of our Code of Ethical Conduct; and

o        Accountability for adherence to the Code.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.

         Table 1 lists the persons who are known to the Company to be the owners of more than five percent of the Company's equity shares according to the stockholder list provided by the Company's transfer agent as of March 31, 2003.

(a)      Beneficial Ownership of more than 5%.

         Table 1.

      (1)               (2)                     (3)                   (4)
Title of Class    Name and Address       Amount and Nature      Percent of Class

Common                Donald Hill           5,000,000               85.4%

(a)      Security Ownership of Management.

Common                Donald Hill           5,000,000               85.4%
Officers and Directors as Group*            5,000,000               85.4%

* Donald Hill, Director, President

(b)      Changes in Control. None.

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

                                     PART IV

Item 13. Exhibits and Reports on Form 8-K.

         (a) Exhibits: None

         (b) There were no reports on Form 8-K filed by the Company during the quarter ending March 31, 2003.

ITEM 14.  CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures.

         Within the 90 days prior to the date of this Annual Report for the year ended March 31, 2003, we carried out an evaluation, under the supervision and with the participation of our management, including the Company's Chairman and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the "Exchange Act"), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC's rules and forms. Based upon that evaluation, the Chairman and the Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's period SEC filings.

(b) Changes in Internal Control.

         Subsequent to the date of such evaluation as described in subparagraph(a)above, there were no significant changes in our internal controls or other factors that could significantly affect these controls, including any corrective action with regard to significant deficiencies and material weaknesses.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: June 11, 2003


Senior Optician Service, Inc.



/s/ Donald Hill
--------------------------
By: Donald Hill
Title: President


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




/s/ Donald Hill                                      June 11, 2003
--------------------------
By: Donald Hill
Title: President, Director


/s/ Sandra Hill                                      June 11, 2003
--------------------------
By: Sandra Hill
Title: Secretary,Director

                          SENIOR OPTICIAN SERVICE, INC.

                                    CONTENTS


                                                                            Page
                                                                            ----

Report of Independent Certified Public Accountants                          F-2

Financial Statements

   Balance Sheets
     as of March 31, 2003 and 2002                                          F-3

   Statements of Operations and Comprehensive Loss
     for the years ended March 31, 2003 and 2002                            F-4

   Statement of Changes in Shareholders' Equity
     for the years ended March 31, 2003 and 2002                            F-5

   Statements of Cash Flows
     for the year ended March 31, 2003 and 2002                             F-6

   Notes to Financial Statements                                            F-7

S. W. HATFIELD, CPA certified public accountants

Member:    Texas Society of Certified Public Accountants
           Press Club of Dallas



               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------


Board of Directors and Stockholders
Senior Optician Service, Inc.

We have audited the accompanying balance sheets of Senior Optician Service, Inc. (a Minnesota corporation) as of March 31, 2003 and 2002, respectively, and the related statements of operations and comprehensive loss, changes in shareholders' equity and cash flows for the each of the two years then ended, respectively. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Senior Optician Service, Inc. as of March 31, 2003 and 2002, respectively, and the results of operations and cash flows for each of the two years then ended, respectively, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note C to the financial statements, the Company has no viable operations or significant assets and is dependent upon significant shareholders to provide sufficient working capital to maintain the integrity of the corporate entity. These circumstances create substantial doubt about the Company's ability to continue as a going concern and are discussed in Note C. The financial statements do not contain any adjustments that might result from the outcome of these uncertainties.



                                                             S. W. HATFIELD, CPA
Dallas, Texas
June 6, 2003



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
214-342-9635 (voice)                                          (fax) 214-342-9601
800-244-0639                                                      SWHCPA@aol.com
                                      F-2

                          SENIOR OPTICIAN SERVICE, INC.
                                 BALANCE SHEETS
                             March 31, 2003 and 2002


                                                         March 31,    March 31,
                                                           2003         2002
                                                         ---------    ---------
                                     ASSETS
Current Assets
   Cash in bank                                          $     729    $     853
                                                         ---------    ---------

Total Assets                                             $     729    $     853
                                                         =========    =========



                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
   Accounts payable - trade                              $   8,091    $    --
                                                         ---------    ---------

     Total Liabilities                                       8,091         --
                                                         ---------    ---------


Shareholders' Equity
   Common stock - $0.001 par value
     100,000,000 shares authorized
     5,854,000 and 5,854,000 shares
     issued and outstanding,  respectively                   5,854        5,854
   Additional paid-in capital                              373,102      373,102
   Accumulated deficit                                    (386,318)    (378,103)
                                                         ---------    ---------

     Total Shareholders' Equity                             (7,362)         853
                                                         ---------    ---------

Total Liabilities and Shareholders' Equity               $     729    $     853
                                                         =========    =========
















The accompanying notes are an integral part of these financial statements.
                                                                             F-3

                          SENIOR OPTICIAN SERVICE, INC.
                 STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                       Years ended March 31, 2003 and 2002


                                                     Year ended     Year ended
                                                      March 31,      March 31,
                                                        2003           2002
                                                     -----------    -----------

Revenues                                             $      --      $      --
                                                     -----------    -----------

Expenses
   Consulting and professional fees                        3,900          7,923
   General and administrative expenses                     4,315             92
   Depreciation and amortization                            --             --
                                                     -----------    -----------

     Total operating expenses                              8,215          8,015
                                                     -----------    -----------

Loss from Operations                                      (8,215)        (8,015)

Provision for Income Taxes                                  --             --
                                                     -----------    -----------

Net Loss                                                  (8,215)        (8,015)

Other comprehensive income                                  --             --
                                                     -----------    -----------

Comprehensive Loss                                   $    (8,215)   $    (8,015)
                                                     ===========    ===========


Net loss per weighted-average share
   of common stock outstanding, computed
   on Net Loss - basic and fully diluted                     nil            nil
                                                     ===========    ===========

Weighted-average number of shares
   of common stock outstanding -
   basic and fully diluted                             5,854,000      5,627,151
                                                     ===========    ===========
















The accompanying notes are an integral part of these financial statements.
                                                                             F-4


                          SENIOR OPTICIAN SERVICE, INC.
                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                       Years ended March 31, 2003 and 2002



                                    Common Stock            Additional
                               -------------------------     paid-in     Accumulated
                                  Shares      Amount         capital       deficit         Total
                               -----------   -----------   -----------   -----------    -----------
Balances at
   April 1, 2001               5  ,554,000   $     5,554   $   365,471   $  (370,088)   $       937

Common stock issued
   for professional services
   as registered on Form S-8       300,000           300         2,700          --            3,000

Capital contributed to
   support operations                 --            --           4,931          --            4,931

Net loss for the year                 --            --            --          (8,015)        (8,015)
                               -----------   -----------   -----------   -----------    -----------

Balances at
   March 31, 2002              5  ,854,000         5,854       373,102      (378,103)           853

Net loss for the year                 --            --            --          (8,215)        (8,215)
                               -----------   -----------   -----------   -----------    -----------

Balances at
   March 31, 2003              5  ,854,000   $     5,854   $   373,102   $  (386,318)   $    (7,362)
                               ===========   ===========   ===========   ===========    ===========



























The accompanying notes are an integral part of these financial statements.
                                                                             F-5


                          SENIOR OPTICIAN SERVICE, INC.
                            STATEMENTS OF CASH FLOWS
                       Years ended March 31, 2003 and 2002


                                                            Year ended    Year ended
                                                             March 31,     March 31,
                                                               2003          2002
                                                            ----------    ----------
Cash Flows from Operating Activities
   Net loss for the year                                    $   (8,215)   $   (8,015)
   Adjustments to reconcile net loss to net
     cash provided by operating activities
       Depreciation and amortization                              --            --
       Common stock issued for services                           --           3,000
       Increase in Accounts payable - trade                      8,091          --
                                                            ----------    ----------

   Net cash used in operating activities                          (124)       (5,015)
                                                            ----------    ----------


Cash Flows from Investing Activities                              --            --
                                                            ----------    ----------


Cash Flows from Financing Activities
   Proceeds from sale of common stock                             --            --
   Capital contributed to support operations                      --           4,931
                                                            ----------    ----------

   Net cash provided by operating activities                      --           4,931
                                                            ----------    ----------


Increase (Decrease) in Cash                                       (124)          (84)

Cash at beginning of period                                        853           937
                                                            ----------    ----------

Cash at end of period                                       $      729    $      853
                                                            ==========    ==========

Supplemental Disclosure of Interest and Income Taxes Paid
     Interest paid for the year                             $     --      $     --
                                                            ==========    ==========
     Income taxes paid for the year                         $     --      $     --
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

                          SENIOR OPTICIAN SERVICE, INC.

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

                          SENIOR OPTICIAN SERVICE, INC.

NOTE D - Summary of Significant Accounting Policies - Continued

2.   Income taxes
     ------------

     The Company uses the asset and liability method of accounting for income taxes. At March 31, 2003 and 2002, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts, organizational and start-up costs and vacation accruals.

     As of March 31, 2003 and 2002, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company held by owners 5.0% or more of the Company.

3.   Loss per share
     --------------

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of March 31, 2003 and 2002, the Company has no issued and outstanding securities, options or warrants that would be deemed potentially dilutive in the current and future periods.


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

                          SENIOR OPTICIAN SERVICE, INC.

NOTE F - Income Taxes

The components of income tax (benefit) expense for the nine months ended December 31, 2002 and 2001, respectively, are as follows:

                                                         Year ended   Year ended
                                                          March 31,    March 31,
                                                            2003         2002
                                                         ----------   ----------
     Federal:
       Current                                           $     --     $     --
       Deferred                                                --           --
                                                         ----------   ----------
                                                               --           --
                                                         ----------   ----------
     State:
       Current                                                 --           --
       Deferred                                                --           --
                                                         ----------   ----------
                                                               --           --
                                                         ----------   ----------

       Total                                             $     --     $     --
                                                         ==========   ==========

As of March 31, 2003, the Company has a net operating loss carryforward of approximately $28,600 to offset future taxable income. Subject to current regulations, this carryforward will begin to expire in 2021. The amount and availability of the net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

The Company's income tax expense (benefit) for the years ended March 31, 2003 and 2002, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                       Year ended    Year ended
                                                        March 31,     March 31,
                                                          2003          2002
                                                       ----------    ----------

Statutory rate applied to loss before income taxes     $   (2,795)   $   (2,725)
Increase (decrease) in income taxes resulting from:
     State income taxes                                      --            --
     Other, including reserve for deferred tax asset        2,795         2,725
                                                       ----------    ----------

       Income tax expense                              $     --      $     --
                                                       ==========    ==========

Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of March 31, 2003 and 2002, respectively:

                                                         March 31,    March 31,
                                                           2003         2002
                                                         ---------    ---------
     Deferred tax assets
       Net operating loss carryforwards                  $   9,725    $   6,900
       Less valuation allowance                             (9,725)      (6,900)
                                                         ---------    ---------
     Net Deferred Tax Asset                              $    --      $    --
                                                         =========    =========

                          SENIOR OPTICIAN SERVICE, INC.

NOTE F - Income Taxes - Continued

During the years ended March 31, 2003 and 2002, respectively, the reserve for the deferred current tax asset increased by approximately $2,825 and $2,700, respectively.


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


NOTE H - Selected Financial Data (Unaudited)

The following is a summary of the quarterly results of operations for the years ended March 31, 2003 and 2002, respectively:

                              Quarter ended    Quarter ended    Quarter ended    Quarter ended     Year ended
                                 June 30,      September 30,     December 31,      March 31,        March 31,
                              -------------    -------------    -------------    -------------    -------------
Year ended March 31, 2003
-------------------------
   Revenues                   $        --      $        --      $        --      $        --      $        --
   Gross profit                        --               --               --               --               --
   Net earnings                      (1,695)          (3,216)            (924)          (2,380)          (8,215)
   Basic and fully diluted
     earnings per share                --               --               --               --               --
   Weighted-average
     number of shares
     issued and outstanding       5,854,000        5,854,000        5,854,000        5,854,000        5,854,000

Year ended March 31, 2002
-------------------------
   Revenues                   $        --      $        --      $        --      $        --      $        --
   Gross profit                        --               --               --               --               --
   Net earnings                         (21)             (21)             (21)          (7,952)          (8,015)
   Basic and fully diluted
     earnings per share                --               --               --               --               --
   Weighted-average
     number of shares
     issued and outstanding       5,554,000        5,554,000        5,554,000        5,850,667        5,627,151

The Company experiences fluctuations in quarterly expenditure levels based upon the respective timing of activities and, accordingly, the expenses related thereto for the maintenance of the corporate entity.