Form 10QSB
period 2003-06-30
SENIOR OPTICIAN SERVICE INC
filed 2003-08-11
CIK 1101423

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB



(Mark one)

   X     Quarterly  Report Under Section 13 or 15(d) of The Securities  Exchange
------   Act of 1934


              For the quarterly period ended June 30, 2003

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: July 28, 2003: 5,854,000

Transitional Small Business Disclosure Format (check one):  YES     NO X
                                                                ---   ---

                         Senior Optician Service, Inc.

                 Form 10-QSB for the Quarter ended June 30, 2003

                                Table of Contents


                                                                            Page
                                                                            ----
Part I - Financial Information

  Item 1 Financial Statements                                                 3

  Item 2 Management's Discussion and Analysis or Plan of Operation           12

  Item 3 Controls and Procedures                                             13

Part II - Other Information

  Item 1 Legal Proceedings                                                   13

  Item 2 Changes in Securities                                               14

  Item 3 Defaults Upon Senior Securities                                     15

  Item 4 Submission of Matters to a Vote of Security Holders                 15

  Item 5 Other Information                                                   16

  Item 6 Exhibits and Reports on Form 8-K                                    17


Signatures                                                                   18

Item 1
Part 1 - Financial Statements

                          Senior Optician Service, Inc.
                                 Balance Sheets
                             June 30, 2003 and 2002

                                   (Unaudited)

                                                 June 30, 2003    June 30, 2002
                                                 -------------    -------------
                                    ASSETS
                                    ------
Current Assets
   Cash on hand and in bank                      $         669    $         832
                                                 -------------    -------------

Total Assets                                     $         669    $         832
                                                 =============    =============


                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities
   Accounts payable - trade                      $       9,656    $       1,674
                                                 -------------    -------------


Commitments and Contingencies


Shareholders' Equity
    Common stock - $0.001 par value
     100,000,000 shares authorized
     5,854,000 and 5,854,000 shares
     issued and outstanding, respectively                5,854            5,854
   Additional paid-in capital                         (387,943)        (379,798)

     Total Shareholders' Equity                         (8,987)            (842)
                                                 -------------    -------------

Total Liabilities and Shareholders' Equity       $         669    $         832
                                                 =============    =============




































The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

                          Senior Optician Service, Inc.
                 Statements of Operations and Comprehensive Loss
                    Three months ended June 30, 2003 and 2002

                                   (Unaudited)

                                                  Three months     Three months
                                                     ended            ended
                                                 June 30, 2003    June 30, 2002
                                                 -------------    -------------


Revenues                                         $        --      $        --
                                                 -------------    -------------

Expenses
   Consulting and professional fees                      1,015            1,674
   General and administrative                              610               21
   Depreciation and amortization                          --               --
                                                 -------------    -------------

     Total expenses                                      1,625            1,695
                                                 -------------    -------------

Loss from operations                                    (1,625)          (1,695)

Provision for income taxes                                --               --
                                                 -------------    -------------

Net Loss                                                (1,625)          (1,695)

Other comprehensive income                                --               --
                                                 -------------    -------------

Comprehensive Loss                               $      (1,625)   $      (1,695)
                                                 =============    =============

Loss per weighted-average share of
   common stock outstanding,
   computed on Net Loss - basic
   and fully diluted                                       nil              nil
                                                 =============    =============

Weighted-average number of shares
   of common stock outstanding                       5,854,000        5,854,000
                                                 =============    =============















The financial information presented herein has been prepared by management without audit by independent certified public accountants.
The accompanying notes are an integral part of these financial statements.

                          Senior Optician Service, Inc.
                            Statements of Cash Flows
                    Three months ended June 30, 2003 and 2002

                                   (Unaudited)

                                                              Three months     Three months
                                                                 ended            ended
                                                             June 30, 2003    June 30, 2002
                                                             -------------    -------------
Cash Flows from Operating Activities
   Net Loss                                                  $      (1,625)   $      (1,695)
   Adjustments to reconcile net income to net cash
     provided by operating activities
       Depreciation and amortization                                  --               --
       Increase in Accounts payable - Trade                          1,565            1,674
                                                             -------------    -------------

Net cash provided by (used in) operating activities                    (60)             (21)
                                                             -------------    -------------


Cash Flows from Investing Activities                                  --               --
                                                             -------------    -------------


Cash Flows from Financing Activities                                  --               --
                                                             -------------    -------------


Increase (Decrease) in Cash and Cash Equivalents                       (60)             (21)

Cash and cash equivalents at beginning of period                       729              853
                                                             -------------    -------------

Cash and cash equivalents at end of period                   $         669    $         832
                                                             =============    =============


Supplemental Disclosures of Interest and Income Taxes Paid

   Interest paid during the period                           $        --      $        --
                                                             =============    =============
   Income taxes paid (refunded)                              $        --      $        --
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

On August 15, 2000, the Company changed its corporate name to Senior Optician Service, Inc. Senior Optician Service, Inc. intended to enter the specialty eyewear products business and to focus its efforts on specialty eyewear sales and services for senior citizens who are either home or facility bound. The Company anticipated that its services would initially be offered out of a retail optician center in Richfield, Minnesota. These services were to be principally marketed to individuals in homebound residential situations, assisted living facilities and temporary and permanent residence facilities for senior citizens. The Company's business plan anticipated using an interactive website server for use at various nurses stations at assisted living facilities and other temporary and permanent residence facilities for senior citizens. Effective as of March 31, 2003, this business plan was suspended by management.


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

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements filed with the U. S. Securities and Exchange Commission on its Annual Report on Form 10-KSB for the year ended March 31, 2003. The information presented within these interim financial statements may not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes when reviewing the interim financial results presented herein.

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the U. S. Securities and Exchange Commission's
instructions   for  Form  10-QSB,   are   unaudited  and  contain  all  material
adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending March 31, 2004.

For segment reporting purposes, the Company operated in only one industry segment during the periods represented in the accompanying financial statements and makes all operating decisions and allocates resources based on the best benefit to the Company as a whole.


NOTE C - Going Concern Uncertainty

The Company has had no significant operations, assets or liabilities since 1973 and, accordingly, remains fully dependent upon either future sales of securities and/or advances or loans from significant stockholders or corporate officers to provide sufficient working capital to preserve the integrity of the corporate entity. Effective March 31, 2003, due to economic conditions and our inability to raise sufficient operating capital to implement our business plan, management suspended all activities related to our efforts for specialty eyewear sales and services for senior citizens who are either home or facility bound.

Because of these factors, our auditors have issued an audit opinion for the Company which includes a statement describing our going concern status. This means, in our auditor's opinion, substantial doubt about our ability to continue as a going concern exists at the date of their opinion and subsequent thereto.

The Company's continued existence is dependent upon its ability to generate sufficient cash flows from operations to support its daily operations as well as provide sufficient resources to retire existing liabilities and obligations on a timely basis.

The Company anticipates that future issuances of either debt or equity securities will be necessary in future periods to provide working capital and/or support any future business operations. However, there is no assurance that the Company will be able to obtain additional funding through the sales of additional equity securities or, that such funding, if available, will be obtained on terms favorable to or affordable by the Company.

If no additional operating capital is received, the Company will be forced to rely on existing cash in the bank and upon additional funds loaned by management and/or significant stockholders to preserve the integrity of the corporate entity at this time. In the event, the Company is unable to acquire advances from management and/or significant stockholders, the integrity of the corporate entity will be negatively impacted.

                          Senior Optician Service, Inc.

NOTE C - Going Concern Uncertainty - Continued

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

In such a restricted cash flow scenario, the Company would be unable to complete any business plan, and would, instead, delay all cash intensive activities.
Without necessary cash flow, the Company may become dormant during the next twelve months, or until such time as necessary funds could be raised in the equity securities market.

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

2.   Income taxes
     ------------

     The Company uses the asset and liability method of accounting for income taxes. At June 30, 2003 and 2002, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts, organizational and start-up costs and vacation accruals.

     As of June 30, 2003 and 2002, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company held by owners 5.0% or more of the Company.

3.   Loss per share
     --------------

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of June 30, 2003 and 2002, the Company has no issued and outstanding securities, options or warrants that would be deemed potentially dilutive in the current and future periods.

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


NOTE F - Income Taxes

The components of income tax (benefit) expense for the three months ended June 30, 2003 and 2002, respectively, are as follows:

                                                    Three months    Three months
                                                       ended           ended
                                                   June 30, 2003   June 30, 2002
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
                                                   =============   =============

As of June 30, 2003, the Company has a net operating loss carryforward of approximately $30,000 to offset future taxable income. Subject to current regulations, this carryforward will begin to expire in 2021. The amount and availability of the net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.



                (Remainder of this page left blank intentionally)

                          Senior Optician Service, Inc.

NOTE F - Income Taxes - Continued

The Company's income tax expense (benefit) for the three months ended June 30, 2003 and and 2002, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                        Three months     Three months
                                                           ended            ended
                                                       June 30, 2003    June 30, 2002
                                                       -------------    -------------
Statutory rate applied to loss before income taxes     $        (550)   $        (575)
Increase (decrease) in income taxes resulting from:
     State income taxes                                         --               --
     Other, including reserve for deferred tax asset             550              575
                                                       -------------    -------------

       Income tax expense                              $        --      $        --
                                                       =============    =============

Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of June 30, 2003 and 2002, respectively:

                                                 June 30, 2003    June 30, 2002
                                                 -------------    -------------

     Deferred tax assets
       Net operating loss carryforwards          $      10,300    $       7,475
       Less valuation allowance                        (10,300)          (7,475)
                                                 -------------    -------------

     Net Deferred Tax Asset                      $        --      $        --
                                                 =============    =============

During the three months ended June 30, 2003 and 2002, respectively, the reserve for the deferred current tax asset increased by approximately $550 and $575, respectively.


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

                          Senior Optician Service, Inc.

NOTE G - Common Stock Transactions - Continued

On June 11, 2003, the Company entered into a Private Placement Agreement with Long Lane Capital, Inc. for the issuance of 50,000,000 shares of restricted, unregistered common stock at a price of $0.001 per share, or gross proceeds of $50,000, to support short-term working capital requirements. This transaction approximates the "fair value" of the securities sold. To the best of management's knowledge, it is believed that there have been no open market trades of the Company's common stock to benchmark a "fair value" other than the agreed-upon value of the transaction. The Company relied upon an exemption from registration pursuant to Section 4(2) of The Securities Act of 1933 (`33 Act) because this transaction did not involve a public offering. No underwriters were used in connection with this transaction.

On June 11, 2003, the Company's Board of Directors authorized and implemented a 2003 Equity Incentive Plan. The Equity Incentive Plan provides for the Company to set aside Five Million (5,000,000) shares which may be awarded to eligible persons in the future. The Plan became effective June 30, 2003. The Company will register the Plan pursuant to a registration statement to be filed on Form S-8.


NOTE H - Subsequent Events

Pursuant to a Board of Directors resolution, management intends to change the Company's domicile from Minnesota to Nevada. It is anticipated that this event will occur early in the quarter ending September 30, 2003.



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

On August 15, 2000, the Company changed its corporate name to Senior Optician Service, Inc. Senior Optician Service, Inc. intended to enter the specialty eyewear products business and to focus its efforts on specialty eyewear sales and services for senior citizens who are either home or facility bound. The Company anticipated that its services would initially be offered out of a retail optician center in Richfield, Minnesota. These services were to be principally marketed to individuals in homebound residential situations, assisted living facilities and temporary and permanent residence facilities for senior citizens. The Company's business plan anticipated using an interactive website server for use at various nurses stations at assisted living facilities and other temporary and permanent residence facilities for senior citizens. Effective as of March 31, 2003, this business plan was suspended by management.

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

(4) Liquidity and Capital Resources

At June 30, 2003, we had approximately $669 in cash and cash equivalents. To date, we show negative cash flows. We expect losses from operations and negative cash flow to continue for the foreseeable future.

In prior periods, the Company reported that it intended to enter the specialty eye wear products business and intended to focus its efforts on specialty eye wear sales and services for senior citizens who are home or facility bound. This business plan has been suspended.

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

Item 3 - Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's President, Chief Executive and Chief Financial Officer. Based upon that evaluation, the Company's President, Chief Executive and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

Part II - Other Information

Item 1 - Legal Proceedings

None

Item 2 - Changes in Securities

On June 11, 2003, the Company entered into a Private Placement Agreement with Long Lane Capital, Inc. for the issuance of 50,000,000 shares of restricted, unregistered common stock at a price of $0.001 per share, or gross proceeds of $50,000, to support short-term working capital requirements. This transaction approximates the "fair value" of the securities sold. To the best of management's knowledge, it is believed that there have been no open market trades of the Company's common stock to benchmark a "fair value" other than the agreed-upon value of the transaction. The Company relied upon an exemption from registration pursuant to Section 4(2) of The Securities Act of 1933 (`33 Act) because this transaction did not involve a public offering. No underwriters were used in connection with this transaction.

On June 11, 2003, the Company's Board of Directors authorized and implemented the 2003 Equity Incentive Plan. The Equity Incentive Plan sets aside Five Million (5,000,000) common shares which may be awarded to eligible persons in the future. The Plan became effective June 30, 2003. The Company intends to register the Plan pursuant to a registration statement to be filed on Form S-8.

Item 3 - Defaults on Senior Securities

None

Item 4 - Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of the security holders, through the solicitation of proxies or otherwise, during this reporting quarter.

Item 5 - Other Information

None

Item 6 - Exhibits and Reports on Form 8-K

  Exhibits
  --------

     31   Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
     32   Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002

  Reports on Form 8-K
  -------------------

During this reporting quarter no Current Reports on Form 8-K were filed.



                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   Senior Optician Service, Inc.

Dated: August 8, 2003                                     /s/ Donald Hill
       --------------                              -----------------------------
                                                                     Donald Hill
                                                            President, Director,
                                                        Chief Executive Officer,
                                                     and Chief Financial Officer