Form 10QSB
period 2003-09-30
SENIOR OPTICIAN SERVICE INC
filed 2003-10-31
CIK 1101423

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

--------------------------------------------------------------------------------


(Mark one)

   X     Quarterly  Report Under Section 13 or 15(d) of The Securities  Exchange
------   Act of 1934


              For the quarterly period ended September 30, 2003

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: October 28, 2003: 5,854,000
                                          ---------------------------

Transitional Small Business Disclosure Format (check one):  YES    NO X
                                                               ---   ---

                          Senior Optician Service, Inc.

              Form 10-QSB for the Quarter ended September 30, 2003

                                Table of Contents


                                                                            Page
                                                                            ----
Part I - Financial Information

  Item 1   Financial Statements                                               3

  Item 2   Management's Discussion and Analysis or Plan of Operation         12

  Item 3   Controls and Procedures                                           13

Part II - Other Information

  Item 1   Legal Proceedings                                                 13

  Item 2   Changes in Securities                                             14

  Item 3   Defaults Upon Senior Securities                                   14

  Item 4   Submission of Matters to a Vote of Security Holders               14

  Item 5   Other Information                                                 14

  Item 6   Exhibits and Reports on Form 8-K                                  14


Signatures                                                                   14


Item 1
Part 1 - Financial Statements

                          Senior Optician Service, Inc.
                                 Balance Sheets
                           September 30, 2003 and 2002

                                   (Unaudited)

                                                             September 30,    September 30,
                                                                  2003             2002
                                                             -------------    -------------
                                     ASSETS
                                     ------
Current Assets
   Cash on hand and in bank                                  $         609    $         809
                                                             -------------    -------------

Total Assets                                                 $         609    $         809
                                                             =============    =============


                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities
   Accounts payable - trade                                  $      10,351    $       4,867
                                                             -------------    -------------


Commitments and Contingencies


Shareholders' Equity
   Common stock - $0.001 par value
     100,000,000 shares authorized
     5,854,000 shares issued and outstanding, respectively           5,854            5,854
   Additional paid-in capital                                      373,102          373,102
   Accumulated deficit                                            (388,878)        (383,014)
                                                             -------------    -------------

     Total Shareholders' Equity                                    (10,351)          (4,058)
                                                             -------------    -------------

Total Liabilities and Shareholders' Equity                   $         609    $         809
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


                          Senior Optician Service, Inc.
                 Statements of Operations and Comprehensive Loss
             Six and Three months ended September 30, 2003 and 2002

                                   (Unaudited)

                                        Six months       Six months     Three months     Three months
                                           ended           ended            ended            ended
                                      September 30,    September 30,    September 30,    September 30,
                                           2003             2002             2003             2002
                                      -------------    -------------    -------------    -------------

Revenues                              $        --      $        --      $        --      $        --
                                      -------------    -------------    -------------    -------------

Expenses
   Consulting and professional fees           1,300            2,764              750            1,674
   General and administrative                 1,260            2,147              185            1,542
   Depreciation and amortization               --               --               --               --
                                      -------------    -------------    -------------    -------------

     Total expenses                           2,560            4,991              935            3,216
                                      -------------    -------------    -------------    -------------

Loss from operations                         (2,560)          (4,991)            (935)          (3,216)

Provision for income taxes                     --               --               --               --
                                      -------------    -------------    -------------    -------------

Net Loss                                     (2,560)          (4,991)            (935)          (3,216)

Other comprehensive income                     --               --               --               --
                                      -------------    -------------    -------------    -------------

Comprehensive Loss                    $      (2,560)   $      (4,991)   $        (935)   $      (3,216)
                                      =============    =============    =============    =============

Loss per weighted-average share of
   common stock outstanding,
   computed on Net Loss - basic
   and fully diluted                            nil              nil              nil              nil
                                      =============    =============    =============    =============

Weighted-average number of shares
   of common stock outstanding            5,854,000        5,854,000        5,854,000        5,854,000
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


                          Senior Optician Service, Inc.
                            Statements of Cash Flows
                  Six months ended September 30, 2003 and 2002

                                   (Unaudited)

                                                               Six months       Six months
                                                                 ended            ended
                                                             September 30,    September 30,
                                                                  2003             2002
                                                             -------------    -------------
Cash Flows from Operating Activities
   Net Loss                                                  $      (2,560)   $      (4,911)
   Adjustments to reconcile net income to net cash
     provided by operating activities
       Depreciation and amortization                                  --               --
       Increase in Accounts payable - Trade                          2,440            4,867
                                                             -------------    -------------

Net cash provided by (used in) operating activities                   (120)             (44)
                                                             -------------    -------------


Cash Flows from Investing Activities                                  --               --
                                                             -------------    -------------


Cash Flows from Financing Activities                                  --               --
                                                             -------------    -------------


Increase (Decrease) in Cash and Cash Equivalents                      (120)             (44)

Cash and cash equivalents at beginning of period                       729              853
                                                             -------------    -------------

Cash and cash equivalents at end of period                   $         609    $         809
                                                             =============    =============


Supplemental Disclosures of Interest and Income Taxes Paid

   Interest paid during the period                           $        --      $        --
                                                             =============    =============
   Income taxes paid (refunded)                              $        --      $        --
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

On August 15, 2000, the Company changed its corporate name to Senior Optician Service, Inc. Senior Optician Service, Inc. intended to enter the specialty eyewear products business and to focus its efforts on specialty eyewear sales and services for senior citizens who are either home or facility bound. The Company anticipated that its services would initially be offered out of a retail optician center in Richfield, Minnesota. These services were to be principally marketed to individuals in homebound residential situations, assisted living facilities and temporary and permanent residence facilities for senior citizens. The Company's business plan anticipated using an interactive website server for use at various nurses stations at assisted living facilities and other temporary and permanent residence facilities for senior citizens. Effective March 31, 2003, this business plan was suspended by management. As of the date of this filing, management continues to formulate a new business plan whereby the Company can establish meaningful operations.

Pursuant to a Board of Directors resolution during the quarter ended June 30, 2003, management intends to change the Company's domicile from Minnesota to Nevada in a future period. As of September 30, 2003, no action has been taken with regard to the domicile change.


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

2.   Income taxes
     ------------

     The Company uses the asset and liability method of accounting for income taxes. At September 30, 2003 and 2002, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.
     Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts, organizational and start-up costs and vacation accruals.

     As of September 30, 2003 and 2002, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company held by owners 5.0% or more of the Company.

3.   Loss per share
     --------------

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) by the weighted-average number of shares of common stock and common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method. The calculation of fully diluted earnings (loss) per share assumes the dilutive effect of the exercise of outstanding options and warrants at either the beginning of the respective period presented or the date of issuance, whichever is later. As of September 30, 2003 and 2002, the Company has no issued and outstanding securities, options or warrants that would be deemed potentially dilutive in the current and future periods.

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


NOTE F - Income Taxes

The components of income tax (benefit) expense for the six months ended September 30, 2003 and 2002, respectively, are as follows:

                                                     Six months      Six months
                                                       ended           ended
                                                   September 30,   September 30,
                                                        2003            2002
                                                   -------------   -------------
     Federal:
       Current                                     $        --     $        --
       Deferred                                             --              --
                                                   -------------   -------------
                                                            --              --
                                                   -------------   -------------
     State:
       Current                                              --              --
       Deferred                                             --              --
                                                   -------------   -------------
                                                            --              --
                                                   -------------   -------------

       Total                                       $        --     $        --
                                                   =============   =============

As of September 30, 2003, the Company has a net operating loss carryforward of approximately $31,000 to offset future taxable income. Subject to current regulations, this carryforward will begin to expire in 2021. The amount and availability of the net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control involving persons controlling 5.0% or more of the issued and outstanding shares of common stock; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.



                (Remainder of this page left blank intentionally)

                          Senior Optician Service, Inc.

NOTE F - Income Taxes - Continued

The Company's income tax expense (benefit) for the six months ended September 30, 2003 and and 2002, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                         Six months       Six months
                                                           ended            ended
                                                       September 30,    September 30,
                                                            2003             2002
                                                       -------------    -------------
Statutory rate applied to loss before income taxes     $        (870)   $      (1,670)
Increase (decrease) in income taxes resulting from:
     State income taxes                                         --               --
     Other, including reserve for deferred tax asset             870            1,670
                                                       -------------    -------------

       Income tax expense                              $        --      $        --
                                                       =============    =============

Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of September 30, 2003 and 2002, respectively:

                                                 September 30,    September 30,
                                                      2003             2002
                                                 -------------    -------------
     Deferred tax assets
       Net operating loss carryforwards          $      10,600    $       8,600
       Less valuation allowance                        (10,600)          (8,600)
                                                 -------------    -------------

     Net Deferred Tax Asset                      $        --      $        --
                                                 =============    =============

During the six months ended September 30, 2003 and 2002, respectively, the reserve for the deferred current tax asset increased by approximately $850 and $1,670, respectively.



                (Remainder of this page left blank intentionally)

                          Senior Optician Service, Inc.

NOTE G - Common Stock Transactions - Continued

On June 11, 2003, the Company entered into a Private Placement Agreement with Long Lane Capital, Inc. for the issuance of 50,000,000 shares of restricted, unregistered common stock at a price of $0.001 per share, or gross proceeds of $50,000, to support short-term working capital requirements. This transaction approximates the "fair value" of the securities sold. To the best of management's knowledge, it is believed that there have been no open market trades of the Company's common stock to benchmark a "fair value" other than the agreed-upon value of the transaction. The Company relied upon an exemption from registration pursuant to Section 4(2) of The Securities Act of 1933 ('33 Act) because this transaction did not involve a public offering. No underwriters were used in connection with this transaction. As of September 30, 2003, no funds have been received on this Agreement and no shares of common stock have been issued.

On June 11, 2003, the Company's Board of Directors authorized and implemented the 2003 Equity Incentive Plan. The Equity Incentive Plan sets aside Five Million (5,000,000) common shares which may be awarded to eligible persons in the future. The Plan became effective June 30, 2003. The Company intends to register the Plan pursuant to a Registration Statement to be filed on Form S-8 at a future date. As of September 30, 2003, no shares have been awarded under this plan.





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

(4)  Liquidity and Capital Resources

At September 30, 2003, we had approximately $609 in cash and cash equivalents. To date, we show negative cash flows. We expect losses from operations and negative cash flow to continue for the foreseeable future.

As of September 30, 2003, the Company has suspended all previously disclosed business plans and management continues to formulate a new business plan whereby the Company can establish meaningful operations.

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

Item 5 - Other Information

     None

Item 6 - Exhibits and Reports on Form 8-K

     Exhibits
     --------
     31.1 Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
     32.1  Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002

     Reports on Form 8-K
     -------------------
     None

--------------------------------------------------------------------------------

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   Senior Optician Service, Inc.

Dated: October 28, 2003                                   /s/ Donald Hill
       ----------------                            -----------------------------
                                                                     Donald Hill
                                                            President, Director,
                                                        Chief Executive Officer,
                                                     and Chief Financial Officer