Form 10KSB
period 2004-03-31
SENIOR OPTICIAN SERVICE INC
filed 2004-06-22
CIK 1101423

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE ACT
         OF 1934
                                       For the fiscal year ended March 31, 2004.


[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the transition period from __________ to __________ Commission file number_________________________________


                          SENIOR OPTICIAN SERVICE, INC.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)


           Minnesota                                      41-1954595
-----------------------------------          -----------------------------------
   (State of Incorporation)                   (IRS Employer Identification No.)

   5928 York Ave. S., Edina, MN                              55410
-----------------------------------          -----------------------------------
(Address of principal executive offices)                  (Zip Code)

Issuer's telephone number,    ( 952 )         926      -          2020
                           ------------  -------------   -----------------------


Securities Registered Pursuant of Section 12(b) of the Act: None

Securities Registered Pursuant of Section 12(g) of the Act: Common Stock, $0.001 Par Value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment of this Form 10-KSB. [ ]

The issuer had operating revenues of $-0-for the year ended March 31, 2004.

The Exhibit Index appears on page 7.

As of March 31, 2004, there were 5,854,000 shares of the issuer's common stock outstanding. The aggregate market value of the shares of the issuer's voting stock held by non-affiliates was $93,940 based on the low bid price March 31, 2004 as quoted on the OTC Electronic Bulletin Board. The sum excludes the shares held by officers, directors, and stockholders whose ownership exceeded 10% of the outstanding shares at March 31, 2004, in that such persons may be deemed affiliates of the Company. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

PART I.......................................................................  3

ITEM 1.  Business............................................................  3
ITEM 2.  Properties..........................................................  3
ITEM 3.  Legal Proceedings...................................................  3
ITEM 4.  Submission of Matters to vote of Security Holders...................  3

PART II......................................................................  3

ITEM 5.  Market for Common Equity and Related Stockholder Matters............  3
ITEM 6.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations.............................  4
ITEM 7.  Financial Statements................................................  5
ITEM 8.  Changes In and Disagreements With Accounting and
             Financial Disclosure............................................  5
ITEM 8A. Controls and Procedures

PART III.....................................................................  5

ITEM 9.  Directors, Executive Officers, Promoters, and Control
           Persons: Compliance With Section 16(a) of the Exchange Act........  5
ITEM 10.  Executive Compensation.............................................  6
ITEM 11.  Security Ownership of Certain Beneficial Owners and Management.....  7
ITEM 12.  Certain Relationships and Related Transactions.....................  7

PART IV......................................................................  7

ITEM 13.  Exhibits and Reports on Form 8-K...................................  7
ITEM 14.  Principal Accountant Fees and Services.............................  8
SIGNATURES...................................................................  9

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

                                    PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

(a)      Market Information.

         The Company's common stock became available for quotation on the NASD Electronic Bulletin Board on November 21, 2001 with the assigned trading symbol SOSV. The trading information has been provided by the National Association of Securities Dealers Composite Feed or other qualified inter-dealer quotation medium. Our high and low closing bid prices are as follows:

Quarter Ended                             High Bid                    Low Bid

March 31, 2004                              0.11                       0.11
December 31, 2003                           0.11                       0.11
September 30, 2003                          0.11                       0.11
June 30, 2003                               0.11                       0.11
March 31, 2003                              0.11                       0.11
December 31, 2002                           0.11                       0.11
September 30, 2002                          0.11                       0.10
June 30, 2002                               0.10                       0.10
March 31, 2002                              0.10                       0.10

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

         During the year ended March 31, 2004, the Company has incurred a cumulative net loss of approximately $(20,875) related to various general and administrative costs incurred in the support of the corporate entity and making required periodic reports to the U. S. Securities and Exchange Commission. The Company's plan to enter the specialty eye wear products business has been suspended.

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

Item 8A.  CONTROLS AND PROCEDURES.

(a)      Evaluation of Disclosure Controls and Procedures.

         Within the 90 days prior to the date of this Annual Report for the year ended March 31, 2004, we carried out an evaluation, under the supervision and with the participation of our management, including the Company's Chairman and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the "Exchange Act"), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC's rules and forms. Based upon that evaluation, the Chairman and the Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's period SEC filings.

(b)      Changes in Internal Control.

         Subsequent to the date of such evaluation as described in subparagraph(a)above, there were no significant changes in our internal controls or other factors that could significantly affect these controls, including any corrective action with regard to significant deficiencies and material weaknesses.


                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

         The following table sets forth the officers and directors of the Company.

Name                      Position                       Age

Donald Hill               President, Director            61

Sandra Hill               Secretary, Treasurer           55

Bradley Peterson          Vice President                 55

(a)      Identify Directors and Executive Officers.

         The Company has three directors, Donald Hill, Sandra Hill and Bradley Peterson.

         Donald Hill is presently employed as an optician at Woodlake Optical, Inc. He has worked in the optician field since 1960.

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

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

         Table 1 lists the persons who are known to the Company to be the owners of more than five percent of the Company's equity shares according to the stockholder list provided by the Company's transfer agent as of March 31, 2004.

(j) Beneficial Ownership of more than 5%.

         Table 1.

     (1)                 (2)                       (3)                   (4)
Title of Class      Name and Address        Amount and Nature         Percent of
                                                                      Class

Common                  Donald Hill            5,000,000                85.4%

(k) Security Ownership of Management.

Common                  Donald Hill            5,000,000                85.4%

Officers and Directors as Group*               5,000,000                85.4%

* Donald Hill, Director, President

(l)      Changes in Control. None.

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

                                     PART IV

Item 13.  Exhibits and Reports on Form 8-K.

         (a) Exhibits: None

         (b) There were no reports on Form 8-K filed by the Company during the quarter ending March 31, 2004.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The Company paid or accrued the following fees in each of the prior two fiscal years to its principal accountant, S. W. Hatfield, CPA of Dallas, Texas

                                        Year ended                Year ended
                                        March 31                  March 31,
                                        2004                      2003

           Audit fees                   $3,380                    $3,635
           Audit-related fees             -                          -
           Tax fees                       -                        -
           All other fees                 -                        -
           Totals                       $3,380                    $3,635

The Company has no formal audit committee. However, as defined in Sarbanes-Oxley Act of 2002, the entire Board of Directors is the Company's defacto audit committee.

In discharging its oversight responsibility as to the audit process, the Board obtained from the independent auditors a formal written statement describing all relationships between the auditors and the Company that might bear on the auditors' independence as required by Independence Standards Board Standard No. 1, "Independence Discussions with Audit Committees." The Board discussed with the auditors any relationships that may impact their objectivity and independence, including fees for non-audit services, and satisfied itself as to the auditors' independence. The Board also discussed with management, the internal auditors and the independent auditors the quality and adequacy of the Company's internal controls. The Board reviewed with the independent auditors their management letter on internal controls, if one was issued by the Company's auditors.

The Board discussed and reviewed with the independent auditors all matters required to be discussed by auditing standards generally accepted in the United States of America, including those described in Statement on Auditing Standards No. 61, as amended, "Communication with Audit Committees".

The Board reviewed the audited financial statements of the Company as of and for the year ended January 31, 2004 and 2003, with management and the independent auditors. Management has the sole ultimate responsibility for the preparation of the Company's financial statements and the independent auditors have the responsibility for their examination of those statements.

Based on the above-mentioned review and discussions with the independent auditors and management, the Board of Directors approved the Company's audited consolidated financial statements and recommended that they be included in its Annual Report on Form 10-KSB for the year ended March 31, 2004, for filing with the Securities and Exchange Commission.

The Company's principal accountant, S. W. Hatfield, CPA, did not engage any other persons or firms other than the principal accountant's full-time, permanent employees.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: June 14, 2004


Senior Optician Service, Inc.


By: Donald Hill
Title: President


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




 /s/ Donald Hill                                             June 14, 2004
---------------------------
By: Donald Hill
Title: President, Director


 /s/ Sandra Hill                                             June 14, 2004
---------------------------
By: Sandra Hill
Title: Secretary,Director

                          SENIOR OPTICIAN SERVICE, INC.

                                    CONTENTS


                                                                            Page
                                                                            ----

Report of Independent Certified Public Accountants                           F-2

Financial Statements

   Balance Sheets
     as of March 31, 2004 and 2003                                           F-3

   Statements of Operations and Comprehensive Loss
     for the years ended March 31, 2004 and 2003                             F-4

   Statement of Changes in Shareholders' Equity
     for the years ended March 31, 2004 and 2003                             F-5

   Statements of Cash Flows
     for the year ended March 31, 2004 and 2003                              F-6

   Notes to Financial Statements                                             F-7

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------


Board of Directors and Stockholders
Senior Optician Service, Inc.

We have audited the accompanying balance sheets of Senior Optician Service, Inc. (a Minnesota corporation) as of March 31, 2004 and 2003, respectively, and the related statements of operations and comprehensive loss, changes in shareholders' equity and cash flows for the each of the two years then ended, respectively. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Senior Optician Service, Inc. as of March 31, 2004 and 2003, respectively, and the results of operations and cash flows for each of the two years then ended, respectively, in conformity with accounting principles generally accepted in the United States of America.

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



                                                             S. W. HATFIELD, CPA
Dallas, Texas
June 16, 2004


                          SENIOR OPTICIAN SERVICE, INC.
                                 BALANCE SHEETS
                             March 31, 2004 and 2003


                                                             March 31,    March 31,
                                                               2004         2003
                                                             ---------    ---------
                                     ASSETS
                                     ------
Current Assets
   Cash in bank                                              $    --      $     729
                                                             ---------    ---------

Total Assets                                                 $    --      $     729
                                                             =========    =========



                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities
   Accounts payable - trade                                  $  28,237    $   8,091
                                                             ---------    ---------

     Total Liabilities                                          28,237        8,091
                                                             ---------    ---------


Shareholders' Equity
   Common stock - $0.001 par value
     100,000,000 shares authorized
     5,854,000 shares issued and outstanding, respectively       5,854        5,854
   Additional paid-in capital                                  373,102      373,102
   Accumulated deficit                                        (407,193)    (386,318)
                                                             ---------    ---------

     Total Shareholders' Equity                                (28,237)      (7,362)
                                                             ---------    ---------

Total Liabilities and Shareholders' Equity                   $    --      $     729
                                                             =========    =========















   The accompanying notes are an integral part of these financial statements.
                                                                             F-3

                          SENIOR OPTICIAN SERVICE, INC.
                 STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                       Years ended March 31, 2004 and 2003


                                                     Year ended     Year ended
                                                      March 31,      March 31,
                                                        2004           2003
                                                     -----------    -----------

Revenues                                             $      --      $      --
                                                     -----------    -----------

Expenses
   Consulting and professional fees                       18,380          3,900
   General and administrative expenses                     2,495          4,315
   Depreciation and amortization                            --             --
                                                     -----------    -----------

     Total operating expenses                             20,875          8,215
                                                     -----------    -----------

Loss from Operations                                     (20,875)        (8,215)

Provision for Income Taxes                                  --             --
                                                     -----------    -----------

Net Loss                                                 (20,875)        (8,215)

Other comprehensive income                                  --             --
                                                     -----------    -----------

Comprehensive Loss                                   $   (20,875)   $    (8,215)
                                                     ===========    ===========

Net loss per weighted-average share
   of common stock outstanding, computed
   on Net Loss - basic and fully diluted                     nil            nil
                                                     ===========    ===========

Weighted-average number of shares
   of common stock outstanding -
   basic and fully diluted                             5,854,000      5,854,000
                                                     ===========    ===========

















   The accompanying notes are an integral part of these financial statements.
                                                                             F-4


                          SENIOR OPTICIAN SERVICE, INC.
                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                       Years ended March 31, 2004 and 2003



                             Common Stock           Additional
                        -------------------------     paid-in     Accumulated
                           Shares        Amount       capital       deficit         Total
                        -----------   -----------   -----------   -----------    -----------
Balances at
   April 1, 2002          5,854,000   $     5,854   $   373,102   $  (378,103)   $       853

Net loss for the year          --            --            --          (8,215)        (8,215)
                        -----------   -----------   -----------   -----------    -----------

Balances at
   March 31, 2003         5,854,000         5,854       373,102      (386,318)        (7,362)

Net loss for the year          --            --            --         (20,875)       (20,875)
                        -----------   -----------   -----------   -----------    -----------

Balances at
   March 31, 2004         5,854,000   $     5,854   $   373,102   $  (407,193)   $   (28,237)
                        ===========   ===========   ===========   ===========    ===========


























   The accompanying notes are an integral part of these financial statements.
                                                                             F-5


                          SENIOR OPTICIAN SERVICE, INC.
                            STATEMENTS OF CASH FLOWS
                       Years ended March 31, 2004 and 2003


                                                            Year ended    Year ended
                                                             March 31,     March 31,
                                                               2004          2003
                                                            ----------    ----------
Cash Flows from Operating Activities
   Net loss for the year                                    $  (20,875)   $   (8,215)
   Adjustments to reconcile net loss to net
     cash provided by operating activities
       Depreciation and amortization                              --            --
       Increase in Accounts payable - trade                     20,146         8,091
                                                            ----------    ----------

   Net cash used in operating activities                          (729)         (124)
                                                            ----------    ----------


Cash Flows from Investing Activities                              --            --
                                                            ----------    ----------


Cash Flows from Financing Activities                              --            --
                                                            ----------    ----------


Increase (Decrease) in Cash                                       (729)         (124)

Cash at beginning of period                                        729           853
                                                            ----------    ----------

Cash at end of period                                       $     --      $      729
                                                            ==========    ==========


Supplemental Disclosure of Interest and Income Taxes Paid
     Interest paid for the year                             $     --      $     --
                                                            ==========    ==========
     Income taxes paid for the year                         $     --      $     --
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

In August 1991, in anticipation of a business combination with another entity, the Company changed its corporate name to Access Plus, Inc. This business combination was unsuccessful and was abandoned in January 1992 due to lack of regulatory approval. Concurrent with the abandonment of that proposed business combination, the Company changed its corporate name to Environmental Protection Corporation.

On August 15, 2000, the Company changed its corporate name to Senior Optician Service, Inc. Senior Optician Service, Inc. intended to enter the specialty eyewear products business and to focus its efforts on specialty eyewear sales and services for senior citizens who are either home or facility bound. The Company anticipated that its services would initially be offered out of a retail optician center in Richfield, Minnesota. These services were to be principally marketed to individuals in homebound residential situations, assisted living facilities and temporary and permanent residence facilities for senior citizens. The Company's business plan anticipated using an interactive website server for use at various nurses stations at assisted living facilities and other temporary and permanent residence facilities for senior citizens. Effective March 31, 2003, this business plan was suspended by management. As of the date of these financial statements and subsequent thereto, management continues to formulate a new business plan whereby the Company can establish meaningful operations.

Pursuant to a Board of Directors resolution during the quarter ended June 30, 2003, management intends to change the Company's domicile from Minnesota to Nevada in a future period. As of March 31, 2004, no action has been taken with regard to the domicile change.


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

                          SENIOR OPTICIAN SERVICE, INC.

NOTE D - Summary of Significant Accounting Policies - Continued

2.   Income taxes
     ------------

     The Company uses the asset and liability method of accounting for income taxes. At March 31, 2004 and 2003, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts, organizational and start-up costs and vacation accruals.

     As of March 31, 2004 and 2003, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company held by owners 5.0% or more of the Company.

3.   Loss per share
     --------------

     Basic  earnings  (loss) per share is computed  by  dividing  the net income
     (loss) available to common shareholders by the weighted-average number of common shares outstanding during the respective period presented in our accompanying financial statements. Fully diluted earnings (loss) per share is computed similar to basic income (loss) per share except that the denominator is increased to include the number of common stock equivalents (primarily outstanding options and warrants). Common stock equivalents represent the dilutive effect of the assumed exercise of the outstanding stock options and warrants, using the treasury stock method, at either the beginning of the respective period presented or the date of issuance, whichever is later, and only if the common stock equivalents are considered dilutive based upon the Company's net income (loss) position at the calculation date.

     As of March 31, 2004 and 2003, the Company has no issued and outstanding securities, options or warrants that would be deemed potentially dilutive in the current and future periods.


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

                          SENIOR OPTICIAN SERVICE, INC.

NOTE F - Income Taxes

The components of income tax (benefit) expense for the year ended March 31, 2004 and 2003, respectively, are as follows:
                                                         Year ended   Year ended
                                                          March 31,    March 31,
                                                            2004         2003
                                                         ----------   ----------
     Federal:
       Current                                           $     --     $     --
       Deferred                                                --           --
                                                         ----------   ----------
                                                               --           --
                                                         ----------   ----------
     State:
       Current                                                 --           --
       Deferred                                                --           --
                                                         ----------   ----------
                                                               --           --
                                                         ----------   ----------

       Total                                             $     --     $     --
                                                         ==========   ==========

As of March 31, 2004, the Company has a net operating loss carryforward of approximately $49,500 to offset future taxable income. Subject to current regulations, this carryforward will begin to expire in 2021. The amount and availability of the net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

The Company's income tax expense (benefit) for the years ended March 31, 2004 and 2003, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                       Year ended    Year ended
                                                        March 31,     March 31,
                                                          2004          2003
                                                       ----------    ----------

Statutory rate applied to loss before income taxes     $   (7,100)   $   (2,795)
Increase (decrease) in income taxes resulting from:
     State income taxes                                      --            --
     Other, including reserve for deferred tax asset        7,100         2,795
                                                       ----------    ----------

       Income tax expense                              $     --      $     --
                                                       ==========    ==========

Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of March 31, 2004 and 2003, respectively:

                                                         March 31,    March 31,
                                                            2004         2003
                                                         ---------    ---------
     Deferred tax assets
       Net operating loss carryforwards                  $  16,800    $   9,725
       Less valuation allowance                            (16,800)      (9,725)
                                                         ---------    ---------

     Net Deferred Tax Asset                              $    --      $    --
                                                         =========    =========


                          SENIOR OPTICIAN SERVICE, INC.

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED


NOTE F - Income Taxes - Continued

During the years ended March 31, 2004 and 2003, respectively, the reserve for the deferred current tax asset increased by approximately $7,075 and $2,825, respectively.


NOTE G- Selected Financial Data (Unaudited)

The following is a summary of the quarterly results of operations for the years ended March 31, 2004 and 2003, respectively:

                              Quarter ended    Quarter ended    Quarter ended    Quarter ended     Year ended
                                 June 30,      September 30,     December 31,      March 31,        March 31,
                              -------------    -------------    -------------    -------------    -------------
Year ended March 31, 2004
   Revenues                   $        --      $        --      $        --      $        --      $        --
   Gross profit                        --               --               --               --               --
   Net earnings                      (1,625)            (935)          (1,494)         (16,821)         (20,875)
   Basic and fully diluted
     earnings per share                --               --               --               --               --
   Weighted-average
     number of shares
     issued and outstanding       5,854,000        5,854,000        5,854,000        5,854,000        5,854,000

Year ended March 31, 2003
   Revenues                   $        --      $        --      $        --      $        --      $        --
   Gross profit                        --               --               --               --               --
   Net earnings                      (1,695)          (3,216)            (924)          (2,380)          (8,215)
   Basic and fully diluted
     earnings per share                --               --               --               --               --
   Weighted-average
     number of shares
     issued and outstanding       5,854,000        5,854,000        5,854,000        5,854,000        5,854,000

The Company experiences fluctuations in quarterly expenditure levels based upon the respective timing of activities and, accordingly, the expenses related thereto for the maintenance of the corporate entity.