Form 10QSB
period 2004-06-30
SENIOR OPTICIAN SERVICE INC
filed 2004-08-09
CIK 1101423

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

--------------------------------------------------------------------------------


(Mark one)

   X     Quarterly  Report Under Section 13 or 15(d) of The Securities  Exchange
-------  Act of 1934


              For the quarterly period ended June 30, 2004

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

                      5928 York Ave. South, Edina, MN 55410
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (952) 926-2020
                           ---------------------------
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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: August 2, 2004: 5,854,000

Transitional Small Business Disclosure Format (check one): YES    NO X
                                                              ---   ---

                          Senior Optician Service, Inc.

                 Form 10-QSB for the Quarter ended June 30, 2004

                                Table of Contents


                                                                            Page
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


Item 1
Part 1 - Financial Statements

                          Senior Optician Service, Inc.
                                 Balance Sheets
                             June 30, 2004 and 2003

                                   (Unaudited)

                                                             June 30, 2004    June 30, 2003
                                                             -------------    -------------
                                     ASSETS
                                     ------
Current Assets
   Cash on hand and in bank                                  $        --      $         669
                                                             -------------    -------------

Total Assets                                                 $        --      $         669
                                                             =============    =============


                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities
   Accounts payable - trade                                  $      38,832    $       9,656
                                                             -------------    -------------


Commitments and Contingencies


Shareholders' Equity
   Common stock - $0.001 par value
     100,000,000 shares authorized
     5,854,000 and 5,854,000 shares
     issued and outstanding, respectively                            5,854            5,854
   Additional paid-in capital                                      373,102          373,102
   Accumulated deficit                                            (417,788)        (387,943)
                                                             -------------    -------------

     Total Shareholders' Equity                                    (38,832)          (8,967)
                                                             -------------    -------------

Total Liabilities and Shareholders' Equity                   $        --      $         669
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

                          Senior Optician Service, Inc.
                 Statements of Operations and Comprehensive Loss
                    Three months ended June 30, 2004 and 2003

                                   (Unaudited)

                                                  Three months     Three months
                                                     ended            ended
                                                 June 30, 2004    June 30, 2003
                                                 -------------    -------------

Revenues                                         $        --      $        --
                                                 -------------    -------------

Expenses
   Consulting and professional fees                     10,275            1,015
   General and administrative                              320              610
   Depreciation and amortization                          --               --
                                                 -------------    -------------

     Total expenses                                     10,595            1,625
                                                 -------------    -------------

Loss from operations                                   (10,595)          (1,625)

Provision for income taxes                                --               --
                                                 -------------    -------------

Net Loss                                               (10,595)          (1,625)

Other comprehensive income                                --               --
                                                 -------------    -------------

Comprehensive Loss                               $     (10,595)   $      (1,625)
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

                          Senior Optician Service, Inc.
                            Statements of Cash Flows
                    Three months ended June 30, 2004 and 2003

                                   (Unaudited)

                                                              Three months    Three months
                                                                 ended           ended
                                                             June 30, 2004   June 30, 2003
                                                             -------------   -------------
Cash Flows from Operating Activities
   Net Loss                                                  $     (10,595)  $      (1,625)
   Adjustments to reconcile net income to net cash
     provided by operating activities
       Depreciation and amortization                                  --              --
       Increase in Accounts payable - Trade                         10,595           1,565
                                                             -------------   -------------

Net cash provided by (used in) operating activities                   --               (60)
                                                             -------------   -------------


Cash Flows from Investing Activities                                  --              --
                                                             -------------   -------------


Cash Flows from Financing Activities                                  --              --
                                                             -------------   -------------


Increase (Decrease) in Cash and Cash Equivalents                      --               (60)

Cash and cash equivalents at beginning of period                      --               729
                                                             -------------   -------------

Cash and cash equivalents at end of period                   $        --     $         669
                                                             =============   =============


Supplemental Disclosures of Interest and Income Taxes Paid

   Interest paid during the period                           $        --     $        --
                                                             =============   =============
   Income taxes paid (refunded)                              $        --     $        --
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

Pursuant to a Board of Directors resolution during the quarter ended June 30, 2003, management intends to change the Company's domicile from Minnesota to Nevada in a future period. As of June 30, 2004 and subsequent thereto, no action has been taken with regard to the domicile change.


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

                          Senior Optician Service, Inc.

NOTE B - Preparation of Financial Statements - Continued

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements filed with the U. S. Securities and Exchange Commission on its Annual Report on Form 10-KSB for the year ended March 31, 2004. The information presented within these interim financial statements may not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes when reviewing the interim financial results presented herein.

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the U. S. Securities and Exchange Commission's
instructions   for  Form  10-QSB,   are   unaudited  and  contain  all  material
adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending March 31, 2005.


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

                          Senior Optician Service, Inc.

NOTE C - Going Concern Uncertainty - Continued

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

2.   Income taxes
     ------------

     The Company uses the asset and liability method of accounting for income taxes. At June 30, 2004 and 2003, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts, organizational and start-up costs and vacation accruals.

     As of June 30, 2004 and 2003, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company held by owners 5.0% or more of the Company.

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


NOTE F - Income Taxes

The components of income tax (benefit) expense for the year ended March 31, 2004 and 2003, respectively, are as follows:

                                                         Year ended   Year ended
                                                          June 30,     June 30,
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
                                                         ==========   ==========

As of June 30,  2004,  the  Company has a net  operating  loss  carryforward  of approximately  $60,000  to offset  future  taxable  income.  Subject  to current regulations,  this  carryforward  will  begin to expire in 2021.  The amount and availability  of  the  net  operating  loss  carryforwards  may  be  subject  to limitations set forth by the Internal  Revenue Code.  Factors such as the number of shares ultimately issued within a three year look-back period;  whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate;  continuity of historical  business;  and subsequent income of
the  Company  all  enter  into  the  annual   computation  of  allowable  annual
utilization of the carryforwards.

The  Company's  income tax expense  (benefit)  for the three month periods ended
June 30, 2004 and 2003, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                         Year ended       Year ended
                                                       June 30, 2004    June 30, 2003
                                                       -------------    -------------
Statutory rate applied to loss before income taxes     $      (3,600)   $        (550)
Increase (decrease) in income taxes resulting from:
     State income taxes                                         --               --
     Other, including reserve for deferred tax asset           3,600              550
                                                       -------------    -------------
       Income tax expense                              $        --      $        --
                                                       =============    =============

                          Senior Optician Service, Inc.

NOTE F - Income Taxes - Continued

Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of March 31, 2004 and 2003, respectively:

                                                 June 30, 2004    June 30, 2003
                                                 -------------    -------------
     Deferred tax assets
       Net operating loss carryforwards          $      20,400    $      10,300
       Less valuation allowance                        (20,400)         (10,300)
                                                 -------------    -------------

     Net Deferred Tax Asset                      $        --      $        --
                                                 =============    =============

During the three month periods ended June 30, 2004 and 2003, respectively, the reserve for the deferred current tax asset increased by approximately $3,400 and $550, respectively.




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

During the three month periods ended June 30, 2004 and 2003, respectively, the Company has incurred a net loss of approximately $(10,595) and $(1,625) related to various general and administrative costs incurred in the support of the corporate entity and making required periodic reports to the U. S. Securities and Exchange Commission. The Company's plan to enter the specialty eye wear products business has been suspended.

The expenses represented in the accompanying statements of operations represent principally legal, accounting and shareholder maintenance expenses. Accordingly, our current financial results, as presented in the accompanying financial statements, are not meaningful as an indication of future operations.

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

(4)  Liquidity and Capital Resources

At June 30, 2004 and 2003, respectively, we had approximately $-0- and $669 in cash and cash equivalents. To date, we show negative cash flows. We expect losses from operations and negative cash flow to continue for the foreseeable future.

Our immediate cash needs for accounting and auditing services, costs associated with the maintenance of our shareholder records and fees for filing our periodic reports with the U. S. Securities and Exchange Commission have been provided on our behalf by our legal counsel and are included as a component of our trade accounts payable as of the end of any reporting period.

In prior periods, the Company reported that it intended to enter the specialty eye wear products business and intended to focus its efforts on specialty eye wear sales and services for senior citizens who are home or facility bound. This business plan remains suspended.

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

Dated: August 2, 2004                                      /s/ Donald Hill
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