Form 10QSB
period 2004-09-30
SENIOR OPTICIAN SERVICE INC
filed 2004-11-10
CIK 1101423

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

--------------------------------------------------------------------------------

(Mark one)

   X     Quarterly  Report Under Section 13 or 15(d) of The Securities  Exchange
-------  Act of 1934


              For the quarterly period ended September 30, 2004

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: October 28, 2004: 5,854,000
                                          ---------------------------

Transitional Small Business Disclosure Format (check one):  YES    NO X
                                                               ---   ---

                          Senior Optician Service, Inc.

              Form 10-QSB for the Quarter ended September 30, 2004

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


Item 1
Part 1 - Financial Statements

                          Senior Optician Service, Inc.
                                 Balance Sheets
                           September 30, 2004 and 2003

                                   (Unaudited)

                                                             September 30,    September 30,
                                                                  2004             2003
                                                             -------------    -------------
                                     ASSETS
                                     ------
Current Assets
   Cash on hand and in bank                                  $        --      $         609
                                                             -------------    -------------

Total Assets                                                 $        --      $         609
                                                             =============    =============


                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities
   Accounts payable - trade                                  $      43,274    $      10,351
                                                             -------------    -------------


Commitments and Contingencies


Shareholders' Equity
   Common stock - $0.001 par value
     100,000,000 shares authorized
     5,854,000 shares issued and outstanding, respectively           5,854            5,854
   Additional paid-in capital                                      373,102          373,102
   Accumulated deficit                                            (422,230)        (388,878)
                                                             -------------    -------------

     Total Shareholders' Equity                                    (43,274)         (10,351)
                                                             -------------    -------------

Total Liabilities and Shareholders' Equity                   $        --      $         609
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


                          Senior Optician Service, Inc.
                 Statements of Operations and Comprehensive Loss
             Six and Three months ended September 30, 2004 and 2003

                                   (Unaudited)

                                       Six months       Six months      Three months     Three months
                                          ended            ended            ended            ended
                                      September 30,    September 30,    September 30,    September 30,
                                          2004             2003             2004             2003
                                      -------------    -------------    -------------    -------------

Revenues                              $        --      $        --      $        --      $        --
                                      -------------    -------------    -------------    -------------

Expenses
   Consulting and professional fees          13,650            1,300            3,375              750
   General and administrative                 1,387            1,260            1,067              185
   Depreciation and amortization               --               --               --               --
                                      -------------    -------------    -------------    -------------

     Total expenses                          15,037            2,560            4,442              935
                                      -------------    -------------    -------------    -------------

Loss from operations                        (15,037)          (2,560)          (4,442)            (935)

Provision for income taxes                     --               --               --               --
                                      -------------    -------------    -------------    -------------

Net Loss                                    (15,037)          (2,500)          (4,442)            (935)

Other comprehensive income                     --               --               --               --
                                      -------------    -------------    -------------    -------------

Comprehensive Loss                    $     (15,037)   $      (2,500)   $      (4,442)   $        (935)
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


                          Senior Optician Service, Inc.
                            Statements of Cash Flows
                  Six months ended September 30, 2004 and 2003

                                   (Unaudited)

                                                              Six months      Six months
                                                                 ended           ended
                                                             September 30,   September 30,
                                                                  2004            2003
                                                             -------------   -------------
Cash Flows from Operating Activities
   Net Loss                                                  $     (15,037)  $      (2,560)
   Adjustments to reconcile net income to net cash
     provided by operating activities
       Depreciation and amortization                                  --              --
       Increase in Accounts payable - Trade                         15,037           2,440
                                                             -------------   -------------

Net cash provided by (used in) operating activities                   --              (120)
                                                             -------------   -------------


Cash Flows from Investing Activities                                  --              --
                                                             -------------   -------------


Cash Flows from Financing Activities                                  --              --
                                                             -------------   -------------


Increase (Decrease) in Cash and Cash Equivalents                      --              (120)

Cash and cash equivalents at beginning of period                      --               729
                                                             -------------   -------------

Cash and cash equivalents at end of period                   $        --     $         609
                                                             =============   =============


Supplemental Disclosures of Interest and Income Taxes Paid

   Interest paid during the period                           $        --     $        --
                                                             =============   =============
   Income taxes paid (refunded)                              $        --     $        --
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

Pursuant to a Board of Directors resolution during the quarter ended June 30, 2003, management intends to change the Company's domicile from Minnesota to Nevada in a future period. As of September 30, 2004 and subsequent thereto, no action has been taken with regard to the domicile change.


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

                          Senior Optician Service, Inc.

NOTE D - Summary of Significant Accounting Policies - Continued

2.   Income taxes
     ------------

     The Company uses the asset and liability method of accounting for income taxes. At September 30, 2004 and 2003, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.
     Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts, organizational and start-up costs and vacation accruals.

     As of September 30, 2004 and 2003, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company held by owners 5.0% or more of the Company.

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

     As of  September  30,  2004  and  2003,  the  Company  has  no  issued  and
     outstanding   securities,   options  or  warrants   that  would  be  deemed
     potentially dilutive in the current and future periods.


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



                (Remainder of this page left blank intentionally)

                          Senior Optician Service, Inc.

NOTE F - Income Taxes

The components of income tax (benefit) expense for the six months ended September 30, 2004 and 2003, respectively, are as follows:

                                                    Six months      Six months
                                                       ended           ended
                                                   September 30,   September 30,
                                                       2004            2003
                                                   -------------   -------------
     Federal:
       Current                                     $        --     $        --
       Deferred                                             --              --
                                                   -------------   -------------
                                                            --              --
                                                   -------------   -------------
     State:
       Current                                              --              --
       Deferred                                             --              --
                                                   -------------   -------------
                                                            --              --
                                                   -------------   -------------

       Total                                       $        --     $        --
                                                   =============   =============

As of September 30, 2004, the Company has a net operating loss carryforward of approximately $64,000 to offset future taxable income. Subject to current regulations, this carryforward will begin to expire in 2021. The amount and availability of the net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

The Company's income tax expense (benefit) for each of the six month periods ended the six month three month periods ended September 30, 2004 and 2003, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                        Six months       Six months
                                                           ended             ended
                                                       September 30,    September 30,
                                                            2004             2003
                                                       -------------    -------------
Statutory rate applied to loss before income taxes     $      (5,100)   $        (870)
Increase (decrease) in income taxes resulting from:
     State income taxes                                         --               --
     Other, including reserve for deferred tax asset           5,100              870
                                                       -------------    -------------

       Income tax expense                              $        --      $        --
                                                       =============    =============

Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of March 31, 2004 and 2003, respectively:

                                                 September 30,    September 30,
                                                      2004             2003
                                                 -------------    -------------
     Deferred tax assets
       Net operating loss carryforwards          $      22,000    $      10,600
       Less valuation allowance                        (22,000)         (10,600)
                                                 -------------    -------------
     Net Deferred Tax Asset                      $        --      $        --
                                                 =============    =============

                          Senior Optician Service, Inc.

NOTE F - Income Taxes - Continued

During each of the six month periods ended September 30, 2004 and 2003, respectively, the reserve for the deferred current tax asset increased by approximately $1,600 and $850, respectively.


NOTE G - Common Stock Transactions

On June 11, 2003, the Company entered into a Private Placement Agreement with Long Lane Capital, Inc. for the issuance of 50,000,000 shares of restricted, unregistered common stock at a price of $0.001 per share, or gross proceeds of $50,000, to support short-term working capital requirements. This transaction approximates the "fair value" of the securities sold. To the best of management's knowledge, it is believed that there have been no open market trades of the Company's common stock to benchmark a "fair value" other than the agreed-upon value of the transaction. The Company relied upon an exemption from registration pursuant to Section 4(2) of The Securities Act of 1933 ('33 Act) because this transaction did not involve a public offering. No underwriters were used in connection with this transaction. As of September 30, 2004, no funds have been received on this Agreement and no shares of common stock have been issued.

On June 11, 2003, the Company's Board of Directors authorized and implemented the 2003 Equity Incentive Plan. The Equity Incentive Plan sets aside Five Million (5,000,000) common shares which may be awarded to eligible persons in the future. The Plan became effective June 30, 2003. The Company intends to register the Plan pursuant to a Registration Statement to be filed on Form S-8 at a future date. As of September 30, 2004, no shares have been awarded under this plan.




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

During the six and three month periods ended September 30, 2004 and 2003, resepectively, the Company recognized $-0- in revenues and entered into no revenue producing activities.

During the six month periods ended September 30, 2004 and 2003, respectively, the Company has incurred a net loss of approximately $(15,037) and $(2,560) which were directly related to various general and administrative costs incurred in the support of the corporate entity and making required periodic reports to the U. S. Securities and Exchange Commission. The Company's formerly announced business plan to enter the specialty eye wear products business has been suspended by management.

The expenses represented in the accompanying statements of operations represent principally legal, accounting, shareholder maintenance and filing expenses. Accordingly, our current financial results, as presented in the accompanying financial statements, are not meaningful as an indication of future operations.

The Company does experience periodic fluctuations in it's reported quarterly operating expenses depending on the timing and billed amount of the respective expenses incurred for services as discussed in the preceding paragraph. It is anticipated that the current expenditure levels and trends will be comparable in future periods.

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

(4)  Liquidity and Capital Resources

At September 30, 2004 and 2003, respectively, we had approximately $-0- and $609 in cash and cash equivalents. To date, we show negative cash flows. We expect losses from operations and negative cash flow to continue for the foreseeable future.

Our immediate cash needs for accounting and auditing services, costs associated with the maintenance of our shareholder records and fees for filing our periodic reports with the U. S. Securities and Exchange Commission have been provided on our behalf by our legal counsel and are included as a component of our trade accounts payable as of the end of any reporting period. We anticipate liquidating this debt, in agreement with our legal counsel, at a undefined future date when sufficient working capital is available. Further, we may negotiate with our legal counsel to liquidate our debt with the issuance of either restricted, unregistered or registered common stock.

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

Dated: October 21, 2004                                   /s/ Donald Hill
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