Form 10QSB
period 2004-12-31
SENIOR OPTICIAN SERVICE INC
filed 2005-02-14
CIK 1101423

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

--------------------------------------------------------------------------------

(Mark one)

   X     Quarterly  Report Under Section 13 or 15(d) of The Securities  Exchange
------   Act of 1934


              For the quarterly period ended December 31, 2004

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: February 7, 2005: 5,854,000
                                          ---------------------------

Transitional Small Business Disclosure Format (check one):  YES       NO X
                                                               ---      ---

                          Senior Optician Service, Inc.

               Form 10-QSB for the Quarter ended December 31, 2004

                                Table of Contents


                                                                            Page
                                                                            ----
Part I - Financial Information

  Item 1   Financial Statements                                               3

  Item 2   Management's Discussion and Analysis or Plan of Operation         11

  Item 3   Controls and Procedures                                           12

Part II - Other Information

  Item 1   Legal Proceedings                                                 12

  Item 2   Recent Sales of Unregistered Securities and Use of Proceeds       12

  Item 3   Defaults Upon Senior Securities                                   12

  Item 4   Submission of Matters to a Vote of Security Holders               13

  Item 5   Other Information                                                 13

  Item 6   Exhibits                                                          13


Signatures                                                                   13


Item 1
Part 1 - Financial Statements

                          Senior Optician Service, Inc.
                                 Balance Sheets
                           December 31, 2004 and 2003

                                   (Unaudited)

                                                             December 31,    December 31,
                                                                 2004            2003
                                                             ------------    ------------

                                     ASSETS
                                     ------
Current Assets
   Cash on hand and in bank                                  $       --      $       --
                                                             ------------    ------------

Total Assets                                                 $       --      $       --
                                                             ============    ============


                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities
   Accounts payable - trade                                  $     47,536    $     11,416
                                                             ------------    ------------


Commitments and Contingencies


Shareholders' Equity
   Common stock - $0.001 par value
     100,000,000 shares authorized
     5,854,000 shares issued and outstanding, respectively          5,854           5,854
   Additional paid-in capital                                     373,102         373,102
   Accumulated deficit                                           (426,492)       (390,372)
                                                             ------------    ------------

     Total Shareholders' Equity                                   (47,536)        (11,416)
                                                             ------------    ------------

Total Liabilities and Shareholders' Equity                   $       --      $       --
                                                             ============    ============



   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.


                          Senior Optician Service, Inc.
                 Statements of Operations and Comprehensive Loss
             Nine and Three months ended December 31, 2004 and 2003

                                   (Unaudited)

                                       Nine months     Nine months    Three months    Three months
                                         ended           ended           ended           ended
                                      December 31,    December 31,    December 31,    December 31,
                                          2004            2003            2004            2003
                                      ------------    ------------    ------------    ------------

Revenues                              $       --      $       --      $       --      $       --
                                      ------------    ------------    ------------    ------------

Expenses
   Consulting and professional fees         17,462           2,030           3,813             890
   General and administrative                1,837           2,024             450             604
   Depreciation and amortization              --              --              --              --
                                      ------------    ------------    ------------    ------------

     Total expenses                         19,299           4,054           4,263           1,494
                                      ------------    ------------    ------------    ------------

Loss from operations                       (19,299)         (4,054)         (4,263)         (1,494)

Provision for income taxes                    --              --              --              --
                                      ------------    ------------    ------------    ------------

Net Loss                                   (19,299)         (4,054)         (4,263)         (1,494)

Other comprehensive income                    --              --              --              --
                                      ------------    ------------    ------------    ------------

Comprehensive Loss                    $    (19,299)   $     (4,054)   $     (4,263)   $     (1,494)
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


                          Senior Optician Service, Inc.
                            Statements of Cash Flows
                  Nine months ended December 31, 2004 and 2003

                                   (Unaudited)

                                                              Nine months    Nine months
                                                                ended          ended
                                                             December 31,   December 31,
                                                                 2004           2003
                                                             ------------   ------------
Cash Flows from Operating Activities
   Net Loss                                                  $    (19,299)  $     (4,054)
   Adjustments to reconcile net income to net cash
     provided by operating activities
       Depreciation and amortization                                 --             --
       Increase in Accounts payable - Trade                        19,299          3,325
                                                             ------------   ------------

Net cash provided by (used in) operating activities                  --             (729)
                                                             ------------   ------------


Cash Flows from Investing Activities                                 --             --
                                                             ------------   ------------


Cash Flows from Financing Activities                                 --             --
                                                             ------------   ------------


Increase (Decrease) in Cash and Cash Equivalents                     --             (729)

Cash and cash equivalents at beginning of period                     --              729
                                                             ------------   ------------

Cash and cash equivalents at end of period                   $       --     $       --
                                                             ============   ============


Supplemental Disclosures of Interest and Income Taxes Paid
   Interest paid during the period                           $       --     $       --
                                                             ============   ============
   Income taxes paid (refunded)                              $       --     $       --
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

Pursuant to a Board of Directors resolution during the quarter ended June 30, 2003, management intends to change the Company's domicile from Minnesota to Nevada in a future period. As of December 31, 2004 and subsequent thereto, no action has been taken with regard to the domicile change.


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

                          Senior Optician Service, Inc.

NOTE D - Summary of Significant Accounting Policies

1.   Cash and cash equivalents
     -------------------------

     For Statement of Cash Flows purposes, the Company considers all cash on hand and in banks, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

2.   Income taxes
     ------------

     The Company uses the asset and liability method of accounting for income taxes. At December 31, 2004 and 2003, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.
     Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts, organizational and start-up costs and vacation accruals.

     As of December 31, 2004 and 2003, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company held by owners 5.0% or more of the Company.

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

     As of December 31, 2004 and 2003, the Company has no issued and outstanding securities, options or warrants that would be deemed potentially dilutive in the current and future periods.


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


NOTE E - Fair Value of Financial Instruments - Continued

Financial risk is the risk that the Company's earnings are subject to fluctuations in interest rates or foreign exchange rates and are fully dependent upon the volatility of these rates. The Company does not use derivative instruments to moderate its exposure to financial risk, if any.


NOTE F - Income Taxes

The  components  of income  tax  (benefit)  expense  for the nine  months  ended
December 31, 2004 and 2003, respectively, are as follows:

                                                      Nine months    Nine months
                                                        ended          ended
                                                     December 31,   December 31,
                                                         2004           2003
                                                     ------------   ------------
     Federal:
       Current                                       $       --     $       --
       Deferred                                              --             --
                                                     ------------   ------------
                                                             --             --
                                                     ------------   ------------
     State:
       Current                                               --             --
       Deferred                                              --             --
                                                     ------------   ------------
                                                             --             --
                                                     ------------   ------------

       Total                                         $       --     $       --
                                                     ============   ============

As of December 31, 2004,  the Company has a net operating loss  carryforward  of approximately  $68,000  to offset  future  taxable  income.  Subject  to current regulations,  this  carryforward  will  begin to expire in 2021.  The amount and availability  of  the  net  operating  loss  carryforwards  may  be  subject  to limitations set forth by the Internal  Revenue Code.  Factors such as the number of shares ultimately issued within a three year look-back period;  whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate;  continuity of historical  business;  and subsequent income of
the  Company  all  enter  into  the  annual   computation  of  allowable  annual
utilization of the carryforwards.

The Company's income tax expense (benefit) for each of the six month periods ended the six month three month periods ended September 30, 2004 and 2003, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                        Nine months     Nine months
                                                          ended           ended
                                                       December 31,    December 31,
                                                           2004            2003
                                                       ------------    ------------
Statutory rate applied to loss before income taxes     $     (5,710)   $       (870)
Increase (decrease) in income taxes resulting from:
     State income taxes                                        --              --
     Other, including reserve for deferred tax asset          5,710             870
                                                       ------------    ------------

       Income tax expense                              $       --      $       --
                                                       ============    ============

                          Senior Optician Service, Inc.

NOTE F - Income Taxes - Continued

Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of December 31, 2004 and 2003, respectively:

                                                   December 31,    December 31,
                                                       2004            2003
                                                   ------------    ------------
     Deferred tax assets
       Net operating loss carryforwards            $     29,000    $     10,600
       Less valuation allowance                         (29,000)        (10,600)
                                                   ------------    ------------

     Net Deferred Tax Asset                        $       --      $       --
                                                   ============    ============

During each of the nine month periods ended December 31, 2004 and 2003, respectively, the reserve for the deferred current tax asset increased by approximately $7,000 and $850, respectively.


NOTE G - Common Stock Transactions

On June 11, 2003, the Company entered into a Private Placement Agreement with Long Lane Capital, Inc. for the issuance of 50,000,000 shares of restricted, unregistered common stock at a price of $0.001 per share, or gross proceeds of $50,000, to support short-term working capital requirements. This transaction approximates the "fair value" of the securities sold. To the best of management's knowledge, it is believed that there have been no open market trades of the Company's common stock to benchmark a "fair value" other than the agreed-upon value of the transaction. The Company relied upon an exemption from registration pursuant to Section 4(2) of The Securities Act of 1933 ('33 Act) because this transaction did not involve a public offering. No underwriters were used in connection with this transaction. As of December 31, 2004, and subsequent thereto, no funds have been received on this Agreement and no shares of common stock have been issued.

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

(4)  Liquidity and Capital Resources

At December 31, 2004, we had approximately $-0- in cash and cash equivalents. To date, we show negative cash flows. We expect losses from operations and negative cash flow to continue for the foreseeable future.

As of December 31, 2004, the Company has suspended all previously disclosed business plans and management continues to formulate a new business plan whereby the Company can establish meaningful operations.

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


Part II - Other Information

Item 1 - Legal Proceedings

     None

Item 2 - Recent Sales of Unregistered Securities and Use of Proceeds

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

Dated: February 7, 2005                                   /s/ Donald Hill
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