Form 10KSB
period 2005-03-31
SENIOR OPTICIAN SERVICE INC
filed 2005-06-27
CIK 1101423

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
     1934
                                       For the fiscal year ended March 31, 2005.


[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                               For the transition period from _______ to _______


                         Commission file number 0-28683


                          SENIOR OPTICIAN SERVICE, INC.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)


            Minnesota                                   41-1954595
-----------------------------------          -----------------------------------
     (State of Incorporation)                         (IRS Employer
                                                    Identification No.)

6601 Lyndale Ave., Richfield, MN                          55423
-----------------------------------          -----------------------------------
(Address of principal executive offices)                (Zip Code)

Issuer's telephone number,(   612     )     866       -
                           -----------  -------------   --------
6767


Securities Registered Pursuant of Section 12(b) of the Act: None

Securities Registered Pursuant of Section 12(g) of the Act: Common Stock, $0.001 Par Value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment of this Form 10-KSB. [ ]

The issuer had operating revenues of $-0-for the year ended March 31, 2005.

The Exhibit Index appears on page 7.

As of March 31, 2004, there were 5,854,000 shares of the issuer's common stock outstanding. The aggregate market value of the shares of the issuer's voting stock held by non-affiliates was $102,480 based on the low bid price March 31, 2005 as quoted on the OTC Electronic Bulletin Board. The sum excludes the shares held by officers, directors, and stockholders whose ownership exceeded 10% of the outstanding shares at March 31, 2005, in that such persons may be deemed affiliates of the Company. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

PART I.......................................................................

ITEM 1.  Business............................................................
ITEM 2.  Properties..........................................................
ITEM 3.  Legal Proceedings...................................................
ITEM 4.  Submission of Matters to vote of Security Holders...................

PART II......................................................................

ITEM 5.  Market for Common Equity and Related Stockholder Matters............
ITEM 6.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations.............................
ITEM 7.  Financial Statements................................................
ITEM 8.  Changes In and Disagreements With Accounting and
             Financial Disclosure............................................
ITEM 8A. Controls and Procedures
PART III.....................................................................

ITEM 9.  Directors, Executive Officers, Promoters, and Control
           Persons: Compliance With Section 16(a) of the Exchange Act........
ITEM 10.  Executive Compensation.............................................
ITEM 11.  Security Ownership of Certain Beneficial Owners and Management.....
ITEM 12.  Certain Relationships and Related Transactions.....................

PART IV......................................................................

ITEM 13.  Exhibits and Reports on Form 8-K...................................
ITEM 14.  Principal Accountant Fees and Services.............................
SIGNATURES...................................................................
EXHIBIT INDEX................................................................

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

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

(a)      Market Information.

         The Company's common stock became available for quotation on the NASD Electronic Bulletin Board on vNovember 21, 2001 with the assigned trading symbol

SOSV. The trading information has been provided by the National Association of Securities Dealers Composite Feed or other qualified inter-dealer quotation medium. Our high and low closing bid prices are as follows:

Quarter Ended                               High Bid                   Low Bid

March 31, 2005                              0.12                       0.11
December 31, 2004                           0.11                       0.11
September 30, 2004                          0.11                       0.10
June 30, 2004                               0.10                       0.10
March 31, 2004                              0.11                       0.11
December 31, 2003                           0.11                       0.11
September 30, 2003                          0.11                       0.11
June 30, 2003                               0.11                       0.11

(b)      Holders.

         The Company has approximately 463 active shareholders of its common stock holding 5,854,000 common shares.

(C)      Dividends.

         No dividends have been declared or paid to date and none are expected to be paid in the foreseeable future. There are no restrictions imposed on the Company which limit its ability to declare or pay dividends on its common stock.

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

         During the year ended March 31, 2005, the Company incurred a comprehensive net loss of approximately $23,306 related to various general and administrative costs incurred in the support of the corporate entity and making required periodic reports to the U. S. Securities and Exchange Commission. The Company's plan to enter the specialty eye wear products business has been suspended.

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


Item 8A.  Controls and Procedures.

(a)      Evaluation of Disclosure Controls and Procedures.

         As of the end of the reporting period, March 31, 2005, we carried out an evaluation, under the supervision and with the participation of our management, including the Company's Chairman and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act"), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC's rules and forms. Based upon that evaluation, the Chairman and the Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's period SEC filings.

(b)      Changes in Internal Control.

         Subsequent to the date of such evaluation as described in subparagraph(a)above, there were no changes in our internal controls or other factors that could significantly affect these controls, including any corrective action with regard to significant deficiencies and material weaknesses.

(C)      Limitations.

         Our management, including our Principal Executive Officer and Principal Financial Officer, does not expect that our disclosure controls or internal controls over financial reporting will prevent all errors or all instances of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected.


Item 8B. Other Information: None


                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

         The following table sets forth the officers and directors of the Company.

Name                                Position                               Age

Donald Hill                         President, Director                    63

Sandra Hill                         Secretary, Treasurer                   57

Bradley Peterson                    Vice President                         57

(a) Identify Directors and Executive Officers.

         The Company has three directors, Donald Hill, Sandra Hill and Bradley Peterson.

         Donald Hill is presently employed as an optician at Southdale Optical, Inc. He has worked in the optician field since 1960. Mr. Hill filed a petition for personal bankruptcy in July 2003.

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

(b)      Identify  Significant   Employees.   The  Company  has  no  significant
         employees.

(c)      Family Relationships. Donald and Sandra Hill are husband and wife.

(d) Involvement in Certain Legal Proceedings. Except as set forth above, and to our best knowledge, none of the Company's directors, officers, promoters or control persons, if any, during the past five years was, to the best of the Company's knowledge:

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than 10% of the Company's Common Stock, to file with the Securities and Exchange Commission initial reports of beneficial ownership and reports of changes in beneficial ownership of Common Stock of the Company. Officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission to furnish the Company with copies of all section 16(a) reports they file. Based solely on copies of such forms furnished as provided above, or written representations that no Forms 5 were required, the Company believes that during the fiscal year ended March 31, 2005, all Section 16(a) filing requirements applicable to its executive officers, directors and beneficial owners of more than 10%of its Common Stock were complied with, except as follows: the executive officers did not file Forms 5.

Code of Ethical Conduct

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

(b)      Security Ownership of Management.

Common               Donald Hill                 5,000,000              85.4%

Officers and Directors as Group*                 5,000,000              85.4%

* Donald Hill, Director, President

(c)      Changes in Control. None.


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

(d)      Transactions with Promoters.

         The Company's promoters, if any, have not received, directly or indirectly, anything of value from the Company, nor are they entitled to receive anything of value from the Company.


                                     PART IV

Item 13. Exhibits.

         (a)      Exhibits

                  31.1 Chief Executive Officer-Section 302 Certification pursuant to Sarbanes- Oxley Act.
                  32.1 Chief Executive Officer-Section 906 Certification pursuant to Sarbanes-Oxley Act.

ITEM 14.  Principal Accountant Fees and Services.

The Company paid or accrued the following fees in each of the prior two fiscal years to its principal accountant, S. W. Hatfield, CPA of Dallas, Texas

                                    Year ended              Year ended
                                    March 31                March 31,
                                    2004                    2005

               Audit fees           $3,380                  $6,883
               Audit-related fees     --                      --
               Tax fees               --                      --
               All other fees         --                      --
               Totals               $3,380                  $6,883

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

The Board reviewed the audited financial statements of the Company as of and for the year ended March 31, 2005 and 2004, with management and the independent auditors. Management has the sole ultimate responsibility for the preparation of the Company's financial statements and the independent auditors have the responsibility for their examination of those statements.

Based on the above-mentioned review and discussions with the independent auditors and management, the Board of Directors approved the Company's audited consolidated financial statements and recommended that they be included in its Annual Report on Form 10-KSB for the year ended March 31, 2005, for filing with the Securities and Exchange Commission.

The Company's principal accountant, S. W. Hatfield, CPA, did not engage any other persons or firms other than the principal accountant's full-time, permanent employees.



                (Remainder of this page left blank intentionally)

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: June 23, 2005


Senior Optician Service, Inc.



 /s/ Donald Hill
---------------------------
By: Donald Hill
Title: President


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




 /s/ Donald Hill                                    June 23, 2005
---------------------------
By: Donald Hill
Title: President, Director


 /s/ Sandra Hill                                    June 23, 2005
---------------------------
By: Sandra Hill
Title: Secretary, Director

                          SENIOR OPTICIAN SERVICE, INC.

                                    CONTENTS


                                                                            Page

Report of Registered Independent Certified Public Accounting Firm            F-2

Financial Statements

   Balance Sheets
     as of March 31, 2005 and 2004                                           F-3

   Statements of Operations and Comprehensive Loss
     for the years ended March 31, 2005 and 2004                             F-4

   Statement of Changes in Shareholders' Equity
     for the years ended March 31, 2005 and 2004                             F-5

   Statements of Cash Flows
     for the year ended March 31, 2005 and 2004                              F-6

   Notes to Financial Statements                                             F-7

                       LETTER HEAD OF S. W. HATFIELD, CPA

        REPORT OF REGISTERED INDEPENDENT CERTIFIED PUBLIC ACCOUNTING FIRM


Board of Directors and Stockholders
Senior Optician Service, Inc.

We have audited the accompanying balance sheets of Senior Optician Service, Inc. (a Minnesota corporation) as of March 31, 2005 and 2004, respectively, and the related statements of operations and comprehensive loss, changes in shareholders' equity and cash flows for the each of the two years then ended, respectively. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Senior Optician Service, Inc. as of March 31, 2005 and 2004, respectively, and the results of operations and cash flows for each of the two years then ended, respectively, in conformity with accounting principles generally accepted in the United States of America.

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



                                                S.W. HATFIELD, CPA
Dallas, Texas
June 7, 2005


                          SENIOR OPTICIAN SERVICE, INC.
                                 BALANCE SHEETS
                             March 31, 2005 and 2004


                                                              March 31,    March 31,
                                                                 2005         2004
                                                              ---------    ---------
                                     ASSETS
Current Assets
   Cash in bank                                               $    --      $    --
                                                              ---------    ---------

Total Assets                                                  $    --      $    --
                                                              =========    =========



                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
   Accounts payable - trade                                   $  51,543    $  28,237
                                                              ---------    ---------

     Total Liabilities                                           51,543       28,237
                                                              ---------    ---------


Shareholders' Equity Common stock - $0.001 par value
     100,000,000 shares authorized
     5,854,000 shares issued and outstanding,  respectively       5,854        5,854
   Additional paid-in capital                                   373,102      373,102
   Accumulated deficit                                         (430,499)    (407,193)
                                                              ---------    ---------

     Total Shareholders' Equity                                 (51,543)     (28,237)
                                                              ---------    ---------

Total Liabilities and Shareholders' Equity                    $    --      $    --
                                                              =========    =========








The accompanying notes are an integral part of these financial statements.
                                                                             F-3

                          SENIOR OPTICIAN SERVICE, INC.
                 STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                       Years ended March 31, 2005 and 2004


                                                     Year ended     Year ended
                                                      March 31,      March 31,
                                                         2005           2004
                                                     -----------    -----------

Revenues                                             $      --      $      --
                                                     -----------    -----------

Expenses
   Consulting and professional fees                       20,763         18,380
   General and administrative expenses                     2,543          2,495
   Depreciation and amortization                            --             --
                                                     -----------    -----------

     Total operating expenses                             23,306         20,875
                                                     -----------    -----------

Loss from Operations                                     (23,306)       (20,875)

Provision for Income Taxes                                  --             --
                                                     -----------    -----------

Net Loss                                                 (23,306)       (20,875)

Other comprehensive income                                  --             --
                                                     -----------    -----------

Comprehensive Loss                                   $   (23,306)   $   (20,875)
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
                                                     ===========    ===========




The accompanying notes are an integral part of these financial statements.
                                                                             F-4


                          SENIOR OPTICIAN SERVICE, INC.
                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                       Years ended March 31, 2005 and 2004



                               Common Stock          Additional
                        -------------------------     paid-in     Accumulated
                           Shares        Amount       capital       deficit         Total
                        -----------   -----------   -----------   -----------    -----------
Balances at
   April 1, 2003          5,854,000   $     5,854   $   373,102   $  (386,318)   $    (7,362)

Net loss for the year          --            --            --         (20,875)       (20,875)
                        -----------   -----------   -----------   -----------    -----------

Balances at
   March 31, 2004         5,854,000         5,854       373,102      (407,193)       (28,237)

Net loss for the year          --            --            --         (23,306)       (22,749)
                        -----------   -----------   -----------   -----------    -----------

Balances at
   March 31, 2005         5,854,000   $     5,854   $   373,102   $  (430,499)   $   (51,543)
                        ===========   ===========   ===========   ===========    ===========

















The accompanying notes are an integral part of these financial statements.
                                                                             F-5


                          SENIOR OPTICIAN SERVICE, INC.
                            STATEMENTS OF CASH FLOWS
                       Years ended March 31, 2005 and 2004


                                                            Year ended   Year ended
                                                             March 31,    March 31,
                                                               2005         2004
                                                            ----------   ----------
Cash Flows from Operating Activities
   Net loss for the year                                    $  (23,306)  $  (20,875)
   Adjustments to reconcile net loss to net
     cash provided by operating activities
       Depreciation and amortization                              --           --
       Increase in Accounts payable - trade                     23,306       20,146
                                                            ----------   ----------

   Net cash used in operating activities                          --           (729)
                                                            ----------   ----------


Cash Flows from Investing Activities                              --           --
                                                            ----------   ----------


Cash Flows from Financing Activities                              --           --
                                                            ----------   ----------


Increase (Decrease) in Cash                                       --           (729)

Cash at beginning of period                                       --            729
                                                            ----------   ----------

Cash at end of period                                       $     --     $     --
                                                            ==========   ==========


Supplemental Disclosure of Interest and Income Taxes Paid
     Interest paid for the year                             $     --     $     --
                                                            ==========   ==========
     Income taxes paid for the year                         $     --     $     --
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

Pursuant to a Board of Directors resolution during the quarter ended June 30, 2003, management intends to change the Company's domicile from Minnesota to Nevada in a future period. As of March 31, 2005, and subsequent thereto, no action has been taken with regard to the domicile change.


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

                          SENIOR OPTICIAN SERVICE, INC.

NOTE D - Summary of Significant Accounting Policies - Continued

2.   Income taxes
     ------------

     The Company uses the asset and liability method of accounting for income taxes. At March 31, 2005 and 2004, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts, organizational and start-up costs and vacation accruals.

     As of March 31, 2005 and 2004, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company held by owners 5.0% or more of the Company.

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

     At March 31, 2005 and 2004, and subsequent thereto, the Company has no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.


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

                          SENIOR OPTICIAN SERVICE, INC.

NOTE F - Income Taxes

The components of income tax (benefit) expense for the year ended March 31, 2005 and 2004, respectively, are as follows:

                                                         Year ended   Year ended
                                                          March 31,    March 31,
                                                            2005         2004
                                                         ----------   ----------
     Federal:
       Current                                           $     --     $     --
       Deferred                                                --           --
                                                         ----------   ----------
                                                               --           --
                                                         ----------   ----------
     State:
       Current                                                 --           --
       Deferred                                                --           --
                                                         ----------   ----------
                                                               --           --
                                                         ----------   ----------

       Total                                             $     --     $     --
                                                         ==========   ==========

As of March 31, 2005, the Company has a net operating loss carryforward of approximately $72,250 to offset future taxable income. Subject to current regulations, this carryforward will begin to expire in 2021. The amount and availability of the net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

The Company's income tax expense (benefit) for the years ended March 31, 2005 and 2004, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                       Year ended    Year ended
                                                        March 31,     March 31,
                                                          2005          2004
                                                       ----------    ----------

Statutory rate applied to loss before income taxes     $   (7,925)   $   (7,100)
Increase (decrease) in income taxes resulting from:
     State income taxes                                      --            --
     Other, including reserve for deferred tax asset        7,925         7,100
                                                       ----------    ----------

       Income tax expense                              $     --      $     --
                                                       ==========    ==========

Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of March 31, 2005 and 2004, respectively:

                                                         March 31,    March 31,
                                                            2005         2004
                                                         ---------    ---------
     Deferred tax assets
       Net operating loss carryforwards                  $  24,600    $  16,800
       Less valuation allowance                            (24,600)     (16,800)
                                                         ---------    ---------

     Net Deferred Tax Asset                              $    --      $    --




                                                         =========    =========


                          SENIOR OPTICIAN SERVICE, INC.

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED


NOTE F - Income Taxes - Continued

During the years ended March 31, 2005 and 2004, respectively, the reserve for the deferred current tax asset increased by approximately $7,800 and $7,075, respectively.


NOTE G - Common Stock Transactions

On June 11, 2003, the Company  entered into a Private  Placement  Agreement with
Long Lane  Capital,  Inc. for the issuance of 50,000,000  shares of  restricted, unregistered  common stock at a price of $0.001 per share,  or gross proceeds of
$50,000,  to support short-term working capital  requirements.  This transaction
approximates   the  "fair  value"  of  the  securities  sold.  To  the  best  of management's  knowledge,  it is  believed  that there  have been no open  market trades of the Company's  common stock to benchmark a "fair value" other than the agreed-upon value of the transaction.  The Company relied upon an exemption from registration  pursuant to Section 4(2) of the  Securities  Act of 1933 ('33 Act)
because this transaction did not involve a public offering. No underwriters were used in connection with this  transaction.  As of March 31, 2005, and subsequent thereto,  no funds have been received on this  Agreement and no shares of common stock have been issued.

On June 11, 2003, the Company's Board of Directors authorized and implemented the 2003 Equity Incentive Plan. The Equity Incentive Plan sets aside Five
Million (5,000,000) common shares which may be awarded to eligible persons in the future. The Plan became effective June 30, 2003. The Company intends to register the Plan pursuant to a Registration Statement to be filed on Form S-8 at a future date. As of March 31, 2005, and subsequent thereto, no shares have been awarded under this plan.


NOTE H- Selected Financial Data (Unaudited)

The following is a summary of the quarterly results of operations for the years ended March 31, 2005 and 2004, respectively:


                              Quarter ended    Quarter ended    Quarter ended    Quarter ended     Year ended
                                June 30,       September 30,     December 31,      March 31,        March 31,
                              -------------    -------------    -------------    -------------    -------------
Year ended March 31, 2005
-------------------------
   Revenues                   $        --      $        --      $        --      $        --      $        --
   Gross profit                        --               --               --               --               --
   Net earnings                     (10,594)          (4,442)          (4,263)          (4,007)         (23,306)
   Basic and fully diluted
     earnings per share                --               --               --               --               --
   Weighted-average
     number of shares
     issued and outstanding       5,854,000        5,854,000        5,854,000        5,854,000        5,854,000

Year ended March 31, 2004
-------------------------
   Revenues                   $        --      $        --      $        --      $        --      $        --
   Gross profit                        --               --               --               --               --
   Net earnings                      (1,625)            (935)          (1,494)         (16,821)         (20,875)
   Basic and fully diluted
     earnings per share                --               --               --               --               --
   Weighted-average
     number of shares
     issued and outstanding       5,854,000        5,854,000        5,854,000        5,854,000        5,854,000

                          SENIOR OPTICIAN SERVICE, INC.

NOTE H- Selected Financial Data (Unaudited)

The Company experiences fluctuations in quarterly expenditure levels based upon the respective timing of activities and, accordingly, the expenses related thereto for the maintenance of the corporate entity.






                (Remainder of this page left blank intentionally)