Form 10QSB
period 2005-06-30
SENIOR OPTICIAN SERVICE INC
filed 2005-07-28
CIK 1101423

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

--------------------------------------------------------------------------------


(Mark one)

   X     Quarterly  Report Under Section 13 or 15(d) of The Securities  Exchange
-------  Act of 1934



         For the quarterly period ended June 30, 2005

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

                     5928 York Ave., South, Edina, MN 55410
                     --------------------------------------
                    (Address of principal executive offices)

                                 (952) 926-2020
                                 --------------
                           (Issuer's telephone number)

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

                          Senior Optician Service, Inc.

                 Form 10-QSB for the Quarter ended June 30, 2005

                                Table of Contents


                                                                            Page
                                                                            ----
Part I - Financial Information

  Item 1   Financial Statements                                               3

  Item 2   Management's Discussion and Analysis or Plan of Operation         11

  Item 3   Controls and Procedures                                           12

Part II - Other Information

  Item 1   Legal Proceedings                                                 13

  Item 2   Unregistered Sales of Equity Securities and Use of Proceeds       13

  Item 3   Defaults Upon Senior Securities                                   13

  Item 4   Submission of Matters to a Vote of Security Holders               13

  Item 5   Other Information                                                 13

  Item 6   Exhibits                                                          13


Signatures                                                                   13


Item 1
Part 1 - Financial Statements

                          Senior Optician Service, Inc.
                                 Balance Sheets
                             June 30, 2005 and 2004

                                   (Unaudited)

                                                             June 30, 2005    June 30, 2004
                                                             -------------    -------------
                                     ASSETS
                                     ------
Current Assets
   Cash on hand and in bank                                  $        --      $        --
                                                             -------------    -------------

Total Assets                                                 $        --      $        --
                                                             =============    =============


                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities
   Accounts payable - trade                                  $      55,533    $      38,832
                                                             -------------    -------------


Commitments and Contingencies


Shareholders' Equity
   Common stock - $0.001 par value
     100,000,000 shares authorized
     5,854,000 and 5,854,000 shares
     issued and outstanding, respectively                            5,854            5,854
   Additional paid-in capital                                      373,102          373,102
   Accumulated deficit                                            (434,489)        (417,788)
                                                             -------------    -------------

     Total Shareholders' Equity                                    (55,533)         (38,832)
                                                             -------------    -------------

Total Liabilities and Shareholders' Equity                   $        --      $        --
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

                          Senior Optician Service, Inc.
                 Statements of Operations and Comprehensive Loss
                    Three months ended June 30, 2005 and 2004

                                   (Unaudited)

                                                  Three months     Three months
                                                     ended            ended
                                                 June 30, 2005    June 30, 2004
                                                 -------------    -------------

Revenues                                         $        --      $        --
                                                 -------------    -------------

Expenses
   Consulting and professional fees                      3,625           10,275
   General and administrative                              365              320
   Depreciation and amortization                          --               --
                                                 -------------    -------------

     Total expenses                                      3,990           10,595
                                                 -------------    -------------

Loss from operations                                    (3,990)         (10,595)

Provision for income taxes                                --               --
                                                 -------------    -------------

Net Loss                                                (3,990)         (10,595)

Other comprehensive income                                --               --
                                                 -------------    -------------

Comprehensive Loss                               $      (3,990)   $     (10,595)
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


                          Senior Optician Service, Inc.
                            Statements of Cash Flows
                    Three months ended June 30, 2005 and 2004

                                   (Unaudited)

                                                              Three months    Three months
                                                                 ended           ended
                                                             June 30, 2005   June 30, 2004
                                                             -------------   -------------
Cash Flows from Operating Activities
   Net Loss                                                  $      (3,990)  $     (10,595)
   Adjustments to reconcile net income to net cash
     provided by operating activities
       Depreciation and amortization                                  --              --
       Increase in Accounts payable - Trade                          3,990          10,595
                                                             -------------   -------------

Net cash provided by (used in) operating activities                   --              --
                                                             -------------   -------------


Cash Flows from Investing Activities                                  --              --
                                                             -------------   -------------


Cash Flows from Financing Activities                                  --              --
                                                             -------------   -------------


Increase (Decrease) in Cash and Cash Equivalents                      --              --

Cash and cash equivalents at beginning of period                      --              --
                                                             -------------   -------------

Cash and cash equivalents at end of period                   $        --     $        --
                                                             =============   =============


Supplemental Disclosures of Interest and Income Taxes Paid

   Interest paid during the period                           $        --     $        --
                                                             =============   =============
   Income taxes paid (refunded)                              $        --     $        --
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

Pursuant to a Board of Directors resolution during the quarter ended June 30, 2003, management intends to change the Company's domicile from Minnesota to Nevada in a future period. As of June 30, 2005 and subsequent thereto, no action has been taken with regard to the domicile change.


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

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements filed with the U. S. Securities and Exchange Commission on its Annual Report on Form 10-KSB for the year ended March 31, 2005. The information presented within these interim financial statements may not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes when reviewing the interim financial results presented herein.

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the U. S. Securities and Exchange Commission's
instructions   for  Form  10-QSB,   are   unaudited  and  contain  all  material
adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending March 31, 2006.


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

If no additional operating capital is received during the next twelve months, the Company will be forced to rely on funds loaned by management and/or stockholders to preserve the integrity of the corporate entity at this time. In the event, the Company is unable to acquire advances from management and/or stockholders, the Company's ongoing operations would be negatively impacted.

It is the intent of management and significant stockholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity. However, no formal commitments or arrangements to advance or loan funds to the Company or repay any such advances or loans exist. There is no legal obligation for either management or stockholders to provide additional future funding.

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

2.   Income taxes
     ------------

     The Company uses the asset and liability method of accounting for income taxes. At June 30, 2005 and 2004, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts, organizational and start-up costs and vacation accruals.

     As of June 30, 2005 and 2004, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company held by owners 5.0% or more of the Company.

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

     As of June 30, 2005 and 2004, the Company has no issued and outstanding securities, options or warrants that would be deemed potentially dilutive in the current and future periods.



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


NOTE F - Income Taxes

The components of income tax (benefit) expense for each of the three month periods ended June 30, 2005 and 2004, respectively, are as follows:

                                                     Three months   Three months
                                                        ended          ended
                                                       June 30,       June 30,
                                                         2005           2004
                                                     ------------   ------------
     Federal:
       Current                                       $       --     $       --
       Deferred                                              --             --
                                                     ------------   ------------
                                                             --             --
                                                     ------------   ------------
     State:
       Current                                               --             --
       Deferred                                              --             --
                                                     ------------   ------------
                                                             --             --
                                                     ------------   ------------

       Total                                         $       --     $       --
                                                     ============   ============

As of June 30,  2005,  the  Company has a net  operating  loss  carryforward  of approximately  $76,250  to offset  future  taxable  income.  Subject  to current regulations,  this  carryforward  will  begin to expire in 2021.  The amount and availability  of  the  net  operating  loss  carryforwards  may  be  subject  to limitations set forth by the Internal  Revenue Code.  Factors such as the number of shares ultimately issued within a three year look-back period;  whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate;  continuity of historical  business;  and subsequent income of
the  Company  all  enter  into  the  annual   computation  of  allowable  annual
utilization of the carryforwards.

The  Company's  income tax expense  (benefit)  for the three month periods ended
June 30, 2005 and 2004, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                       Three months    Three months
                                                          ended           ended
                                                         June 30,        June 30,
                                                           2005            2004
                                                       ------------    ------------
Statutory rate applied to loss before income taxes     $     (1,350)   $     (3,600)
Increase (decrease) in income taxes resulting from:
     State income taxes                                        --              --
     Other, including reserve for deferred tax asset          1,350           3,600
                                                       ------------    ------------

       Income tax expense                              $       --      $       --
                                                       ============    ============

                          Senior Optician Service, Inc.

NOTE F - Income Taxes - Continued

Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of June 30, 2005 and 2004, respectively:

                                                 June 30, 2005    June 30, 2004
                                                 -------------    -------------
     Deferred tax assets
       Net operating loss carryforwards          $      25,950    $      20,400
       Less valuation allowance                        (25,950)         (20,400)
                                                 -------------    -------------

     Net Deferred Tax Asset                      $        --      $        --
                                                 =============    =============

During the three month periods ended June 30, 2005 and 2004, respectively, the reserve for the deferred current tax asset increased by approximately $1,350 and $3,400, respectively.




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

(3)  Results of Operations and Plan of Operations

As of the date of this filing, the Company has no operations. It has no assets and minimal liabilities. Accordingly, the Company is dependent upon management and/or shareholders to provide sufficient working capital to preserve the integrity of the corporate entity at this time. It is the intent of management and, or shareholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity.

During the three month periods ended June 30, 2005 and 2004, respectively, the Company has incurred a net loss of approximately $(3,990) and $(10,595) related to various general and administrative costs incurred in the support of the corporate entity and making required periodic reports to the U. S. Securities and Exchange Commission. The Company's plan to enter the specialty eye wear products business has been suspended.

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

(4)  Liquidity and Capital Resources

At June 30, 2005 and 2004, respectively, we had approximately $-0- in cash and cash equivalents. To date, we show negative cash flows. We expect losses from operations and negative cash flow to continue for the foreseeable future.

Our immediate cash needs for accounting and auditing services, costs associated with the maintenance of our shareholder records and fees for filing our periodic reports with the U. S. Securities and Exchange Commission have been advanced to the Company by our legal counsel who is also a shareholder. These advances are included as a component of our trade accounts payable as of the end of any reporting period.

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


Part II - Other Information

Item 1 - Legal Proceedings

    None

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

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

                                                   Senior Optician Service, Inc.

Dated: July 25, 2005                                  /s/ Donald Hill
       -------------                                 ---------------------------
                                                                     Donald Hill
                                                            President, Director,
                                                        Chief Executive Officer,
                                                     and Chief Financial Officer