Form 10QSB
period 2005-09-30
SENIOR OPTICIAN SERVICE INC
filed 2005-11-14
CIK 1101423

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

--------------------------------------------------------------------------------


(Mark one)

    X    Quarterly  Report Under Section 13 or 15(d) of The Securities  Exchange
-------- Act of 1934


              For the quarterly period ended September 30, 2005

         Transition Report Under Section 13 or 15(d) of The Securities Exchange -------- Act of 1934


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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: November 7, 2005: 5,854,000

Transitional Small Business Disclosure Format (check one): YES    NO X
                                                              ---   ---

                          Senior Optician Service, Inc.

              Form 10-QSB for the Quarter ended September 30, 2005

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


Item 1
Part 1 - Financial Statements

                          Senior Optician Service, Inc.
                                 Balance Sheets
                           September 30, 2005 and 2004

                                   (Unaudited)

                                                             September 30,    September 30,
                                                                  2005             2004
                                                             -------------    -------------
                                     ASSETS
                                     ------
Current Assets
   Cash on hand and in bank                                  $        --      $        --
                                                             -------------    -------------

Total Assets                                                 $        --      $        --
                                                             =============    =============


                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities
   Accounts payable - trade                                  $      59,518    $      43,274
                                                             -------------    -------------


Commitments and Contingencies


Shareholders' Equity
   Common stock - $0.001 par value
     100,000,000 shares authorized
     5,854,000 shares issued and outstanding, respectively           5,854            5,854
   Additional paid-in capital                                      373,102          373,102
   Accumulated deficit                                            (438,474)         (422,230)
                                                             -------------    -------------

     Total Shareholders' Equity                                    (59,518)         (43,274)
                                                             -------------    -------------

Total Liabilities and Shareholders' Equity                   $        --      $        --
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


                          Senior Optician Service, Inc.
                 Statements of Operations and Comprehensive Loss
             Six and Three months ended September 30, 2005 and 2004

                                   (Unaudited)

                                       Six months       Six months       Three months    Three months
                                          ended            ended            ended            ended
                                      September 30,    September 30,    September 30,    September 30,
                                           2005             2004             2005             2004
                                      -------------    -------------    -------------    -------------

Revenues                              $        --      $        --      $        --      $        --
                                      -------------    -------------    -------------    -------------

Expenses
   Consulting and professional fees           7,245           13,650            3,620            3,375
   General and administrative                   730            1,387              365            1,067
   Depreciation and amortization               --               --               --               --
                                      -------------    -------------    -------------    -------------

     Total expenses                           7,975           15,037            3,985            4,442
                                      -------------    -------------    -------------    -------------

Loss from operations                         (7,975)         (15,037)          (3,985)          (4,442)

Provision for income taxes                     --               --               --               --
                                      -------------    -------------    -------------    -------------

Net Loss                                     (7,975)         (15,037)          (3,985)          (4,442)

Other comprehensive income                     --               --               --               --
                                      -------------    -------------    -------------    -------------

Comprehensive Loss                    $      (7,975)   $     (15,037)   $      (3,985)   $      (4,447)
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


                          Senior Optician Service, Inc.
                            Statements of Cash Flows
                  Six months ended September 30, 2005 and 2004

                                   (Unaudited)

                                                              Six months      Six months
                                                                 ended           ended
                                                             September 30,   September 30,
                                                                  2005            2004
                                                             -------------   -------------
Cash Flows from Operating Activities
   Net Loss                                                  $      (7,975)  $     (15,037)
   Adjustments to reconcile net income to net cash
     provided by operating activities
       Depreciation and amortization                                  --              --
       Increase in Accounts payable - Trade                          7,975          15,037
                                                             -------------   -------------

Net cash provided by (used in) operating activities                   --              --
                                                             -------------   -------------


Cash Flows from Investing Activities                                  --              --
                                                             -------------   -------------


Cash Flows from Financing Activities                                  --              --
                                                             -------------   -------------


Increase (Decrease) in Cash and Cash Equivalents                      --              --

Cash and cash equivalents at beginning of period                      --              --
                                                             -------------   -------------

Cash and cash equivalents at end of period                   $        --     $        --
                                                             =============   =============


Supplemental Disclosures of Interest and Income Taxes Paid

   Interest paid during the period                           $        --     $        --
                                                             =============   =============
   Income taxes paid (refunded)                              $        --     $        --
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

Pursuant to a Board of Directors resolution during the quarter ended June 30, 2003, management intends to change the Company's domicile from Minnesota to Nevada in a future period. As of September 30, 2005 and subsequent thereto, no action has been taken with regard to the domicile change.


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

2.   Income taxes
     ------------

     The Company uses the asset and liability method of accounting for income taxes. At September 30, 2005 and 2004, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.
     Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts, organizational and start-up costs and vacation accruals.

     As of September 30, 2005 and 2004, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company held by owners 5.0% or more of the Company.

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

     As of  September  30,  2005  and  2004,  the  Company  has  no  issued  and
     outstanding   securities,   options  or  warrants   that  would  be  deemed
     potentially dilutive in the current and future periods.



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


NOTE F - Income Taxes

The components of income tax (benefit) expense for each of the six month periods ended September 30, 2005 and 2004, respectively, are as follows:

                                                    Six months      Six months
                                                       ended           ended
                                                   September 30,   September 30,
                                                        2005            2004
                                                   -------------   -------------
     Federal:
       Current                                     $        --     $        --
       Deferred                                             --              --
                                                   -------------   -------------
                                                            --              --
                                                   -------------   -------------
     State:
       Current                                              --              --
       Deferred                                             --              --
                                                   -------------   -------------
                                                            --              --
                                                   -------------   -------------

       Total                                       $        --     $        --
                                                   =============   =============

As of September 30, 2005, the Company has a net operating loss  carryforward  of approximately  80,000  to offset  future  taxable  income.  Subject  to  current regulations,  this  carryforward  will  begin to expire in 2021.  The amount and availability  of  the  net  operating  loss  carryforwards  may  be  subject  to limitations set forth by the Internal  Revenue Code.  Factors such as the number of shares ultimately issued within a three year look-back period;  whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate;  continuity of historical  business;  and subsequent income of
the  Company  all  enter  into  the  annual   computation  of  allowable  annual
utilization of the carryforwards.

The Company's income tax expense (benefit) for each of the six month periods ended September 30, 2005 and 2004, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                        Six months       Six months
                                                           ended            ended
                                                       September 30,    September 30,
                                                            2005             2004
                                                       -------------    -------------
Statutory rate applied to loss before income taxes     $      (2,700)   $      (5,100)
Increase (decrease) in income taxes resulting from:
     State income taxes                                         --               --
     Other, including reserve for deferred tax asset           2,700            5,100
                                                       -------------    -------------
       Income tax expense                              $        --      $        --
                                                       =============    =============

                          Senior Optician Service, Inc.

NOTE F - Income Taxes - Continued

Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of September 30, 2005 and 2004, respectively:

                                                 September 30,    September 30,
                                                      2005             2004
                                                 -------------    -------------
     Deferred tax assets
       Net operating loss carryforwards          $      28,600    $      22,000
       Less valuation allowance                        (28,600)         (22,000)
                                                 -------------    -------------

     Net Deferred Tax Asset                      $        --      $        --
                                                 =============    =============

During each of the six month periods ended September 30, 2005 and 2004, respectively, the reserve for the deferred current tax asset increased by approximately $2,700 and $1,600, respectively.




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

During each of the respective six month periods ended September 30, 2005 and 2004, respectively, the Company has incurred a net loss of approximately $(7,975) and $(15,036) related to various general and administrative costs incurred in the support of the corporate entity and making required periodic reports to the U. S. Securities and Exchange Commission. The Company's plan to enter the specialty eye wear products business has been suspended.

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

(4)  Liquidity and Capital Resources

At September 30, 2005 and 2004, respectively, we had approximately $-0- in cash and cash equivalents. To date, we show negative cash flows. We expect losses from operations and negative cash flow to continue for the foreseeable future.

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

                                                   Senior Optician Service, Inc.

Dated: November 7, 2005                                    /s/ Donald Hill
       ----------------                              ---------------------------
                                                                     Donald Hill
                                                            President, Director,
                                                        Chief Executive Officer,
                                                     and Chief Financial Officer