Form 10QSB
period 2005-12-31
SENIOR OPTICIAN SERVICE INC
filed 2006-02-21
CIK 1101423

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

--------------------------------------------------------------------------------

(Mark one)

   X     Quarterly  Report Under Section 13 or 15(d) of The Securities  Exchange
-------  Act of 1934


              For the quarterly period ended December 31, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): YES X NO
                                    ---   ---

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: February 20, 2006: 5,854,000
                                          ----------------------------

Transitional Small Business Disclosure Format (check one): YES    NO X
                                                              ---   ---

                          Senior Optician Service, Inc.

               Form 10-QSB for the Quarter ended December 31, 2005

                                Table of Contents


                                                                            Page
                                                                            ----
Part I - Financial Information

  Item 1   Financial Statements                                                3

  Item 2   Management's Discussion and Analysis or Plan of Operation          11

  Item 3   Controls and Procedures                                            12

Part II - Other Information

  Item 1   Legal Proceedings                                                  13

  Item 2   Recent Sales of Unregistered Securities and Use of Proceeds        13

  Item 3   Defaults Upon Senior Securities                                    13

  Item 4   Submission of Matters to a Vote of Security Holders                13

  Item 5   Other Information                                                  13

  Item 6   Exhibits                                                           13


Signatures                                                                    13


Item 1
Part 1 - Financial Statements

                          Senior Optician Service, Inc.
                                 Balance Sheets
                           December 31, 2005 and 2004

                                   (Unaudited)

                                                             December 31,    December 31,
                                                                 2005            2004
                                                             ------------    ------------
                                     ASSETS
                                     ------
Current Assets
   Cash on hand and in bank                                  $       --      $       --
                                                             ------------    ------------

Total Assets                                                 $       --      $       --
                                                             ============    ============


                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities
   Accounts payable - trade                                  $     63,741    $     47,536
                                                             ------------    ------------


Commitments and Contingencies


Shareholders' Equity
   Common stock - $0.001 par value
     100,000,000 shares authorized
     5,854,000 shares issued and outstanding, respectively          5,854           5,854
   Additional paid-in capital                                     373,102         373,102
   Accumulated deficit                                           (442,697)       (426,492)
                                                             ------------    ------------

     Total Shareholders' Equity                                   (63,741)        (47,536)
                                                             ------------    ------------

Total Liabilities and Shareholders' Equity                   $       --      $       --
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


                          Senior Optician Service, Inc.
                 Statements of Operations and Comprehensive Loss
             Nine and Three months ended December 31, 2005 and 2004

                                   (Unaudited)

                                      Nine months      Nine months    Three months    Three months
                                         ended           ended           ended           ended
                                      December 31,    December 31,    December 31,    December 31,
                                          2005            2004            2005            2004
                                      ------------    ------------    ------------    ------------

Revenues                              $       --      $       --      $       --      $       --
                                      ------------    ------------    ------------    ------------

Expenses
   Consulting and professional fees         10,545          17,462           3,300           3,813
   General and administrative                1,652           1,837             922             450
   Depreciation and amortization              --              --              --              --
                                      ------------    ------------    ------------    ------------

     Total expenses                         12,197          19,299           4,222           4,263
                                      ------------    ------------    ------------    ------------

Loss from operations                       (12,197)        (19,299)         (4,222)         (4,263)

Provision for income taxes                    --              --              --              --
                                      ------------    ------------    ------------    ------------

Net Loss                                   (12,197)        (19,299)         (4,222)         (4,263)

Other comprehensive income                    --              --              --              --
                                      ------------    ------------    ------------    ------------

Comprehensive Loss                    $    (12,197)   $    (19,299)   $     (4,222)   $     (4,263)
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


                          Senior Optician Service, Inc.
                            Statements of Cash Flows
                  Nine months ended December 31, 2005 and 2004

                                   (Unaudited)

                                                              Nine months    Nine months
                                                                ended          ended
                                                             December 31,   December 31,
                                                                 2005           2004
                                                             ------------   ------------
Cash Flows from Operating Activities
   Net Loss                                                  $    (12,197)  $    (19,299)
   Adjustments to reconcile net income to net cash
     provided by operating activities
       Depreciation and amortization                                 --             --
       Increase in Accounts payable - Trade                        12,197         19,299
                                                             ------------   ------------

Net cash provided by (used in) operating activities                  --             --
                                                             ------------   ------------

Cash Flows from Investing Activities                                 --             --
                                                             ------------   ------------


Cash Flows from Financing Activities                                 --             --
                                                             ------------   ------------


Increase (Decrease) in Cash and Cash Equivalents                     --             --

Cash and cash equivalents at beginning of period                     --             --
                                                             ------------   ------------

Cash and cash equivalents at end of period                   $       --     $       --
                                                             ============   ============


Supplemental Disclosures of Interest and Income Taxes Paid
   Interest paid during the period                           $       --     $       --
                                                             ============   ============
   Income taxes paid (refunded)                              $       --     $       --
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

Pursuant to a Board of Directors resolution during the quarter ended June 30, 2003, management intends to change the Company's domicile from Minnesota to Nevada in a future period. As of December 31, 2005 and subsequent thereto, no action has been taken with regard to the domicile change.


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

2.   Income taxes
     ------------

     The Company uses the asset and liability method of accounting for income taxes. At December 31, 2005 and 2004, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.
     Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts, organizational and start-up costs and vacation accruals.

     As of December 31, 2005 and 2004, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company held by owners 5.0% or more of the Company.

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

     As of December 31, 2005 and 2004, the Company has no issued and outstanding securities, options or warrants that would be deemed potentially dilutive in the current and future periods.



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


NOTE F - Income Taxes

The components of income tax (benefit) expense for each of the nine month periods ended December 31, 2005 and 2004, respectively, are as follows:

                                                      Nine months    Nine months
                                                        ended          ended
                                                     December 31,   December 31,
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
                                                     ============   ============

As of December 31, 2005,  the Company has a net operating loss  carryforward  of approximately  $85,000  to offset  future  taxable  income.  Subject  to current regulations,  this  carryforward  will  begin to expire in 2021.  The amount and availability  of  the  net  operating  loss  carryforwards  may  be  subject  to limitations set forth by the Internal  Revenue Code.  Factors such as the number of shares ultimately issued within a three year look-back period;  whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate;  continuity of historical  business;  and subsequent income of
the  Company  all  enter  into  the  annual   computation  of  allowable  annual
utilization of the carryforwards.

The Company's income tax expense (benefit) for each of the nine month periods ended December 31, 2005 and 2004, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                        Nine months     Nine months
                                                          ended           ended
                                                       December 31,    December 31,
                                                           2005            2004
                                                       ------------    ------------
Statutory rate applied to loss before income taxes     $     (4,150)   $     (6,560)
Increase (decrease) in income taxes resulting from:
     State income taxes                                        --              --
     Other, including reserve for deferred tax asset          4,150           6,560
                                                       ------------    ------------

       Income tax expense                              $       --      $       --
                                                       ============    ============

                          Senior Optician Service, Inc.

NOTE F - Income Taxes - Continued

Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of December 31, 2005 and 2004, respectively:

                                                   December 31,    December 31,
                                                       2005            2004
                                                   ------------    ------------
    Deferred tax assets
      Net operating loss carryforwards             $     30,000    $     29,000
      Less valuation allowance                          (30,000)        (29,000)
                                                   ------------    ------------

    Net Deferred Tax Asset                         $       --      $       --
                                                   ============    ============

During each of the nine month periods ended December 31, 2005 and 2004, respectively, the reserve for the deferred current tax asset increased by approximately $1,400 and $7,000, respectively.





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

During each of the respective nine month periods ended December 31, 2005 and 2004, respectively, the Company has incurred a net loss of approximately $(12,200) and $(19,300) related to various general and administrative costs incurred in the support of the corporate entity and making required periodic reports to the U. S. Securities and Exchange Commission. The Company's plan to enter the specialty eye wear products business has been suspended.

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

(4)  Liquidity and Capital Resources

At December 31, 2005 and 2004, respectively, we had approximately $-0- in cash and cash equivalents. To date, we show negative cash flows. We expect losses from operations and negative cash flow to continue for the foreseeable future.

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

                                                   Senior Optician Service, Inc.

Dated: February 20, 2006                                  /s/ Donald Hill
       -----------------                           -----------------------------
                                                                     Donald Hill
                                                            President, Director,
                                                        Chief Executive Officer,
                                                     and Chief Financial Officer