Form 10KSB
period 2006-03-31
SENIOR OPTICIAN SERVICE INC
filed 2006-06-15
CIK 1101423

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)

|X|  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
     1934
                                       For the fiscal year ended March 31, 2006.


|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                             For the transition period ________ from to ________ Commission file number_____________________________


                          SENIOR OPTICIAN SERVICE, INC.
-------------------------------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)


           Minnesota                                      41-1954595
-----------------------------------            ---------------------------------
   (State of Incorporation)                    (IRS Employer Identification No.)

18610 East 32nd Ave., Greenacres, WA                        55410
----------------------------------------                  ----------
(Address of principal executive offices)                  (Zip Code)


Issuer's telephone number, (   509   )      891       -          8373
                           -----------  -------------   -----------------------


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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2of the Exchange Act. Yes X No
                                  ---   ---

The issuer had operating revenues of $-0-for the year ended March 31, 2006.

The Exhibit Index appears on page 16.

As of March 31, 2006, there were 5,854,000 shares of the issuer's common stock outstanding. The aggregate market value of the shares of the issuer's voting stock held by non-affiliates was $42,700 based on the low bid price March 31, 2006 as quoted on the OTC Electronic Bulletin Board. The sum excludes the shares held by officers, directors, and stockholders whose ownership exceeded 10% of the outstanding shares at March 31, 2006, in that such persons may be deemed affiliates of the Company. This determination of affiliate status is not necessarily a conclusive determination for other purposes.


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

Item 2.           Description of Property.

         The Company has no property, either owned or leased, and maintains only a mailing address at 5928 York Avenue, South, Edina, Minnesota 55410. The Company does not anticipate the need for maintaining office facilities at any time in the foreseeable future. The Company pays no rent or other fees for the use of the mailing address as this office is used virtually full-time by other businesses of the Company's President. It is likely that the Company will not establish an office until it has completed a business acquisition transaction, but it is not possible to predict what arrangements will actually be made with respect to future office facilities.

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

Item 5.           Market for Common Equity and Related Stockholder Matters.

(a)      Market Information.

         The Company's common stock became available for quotation on the NASD Electronic Bulletin Board on November 21, 2001 with the assigned trading symbol

SOSV. The trading information has been provided by the National Association of Securities Dealers Composite Feed or other qualified inter-dealer quotation medium. Our high and low closing bid prices are as follows:

Quarter Ended                   High Bid                   Low Bid

March 31, 2006                  0.11                       0.05
December 31, 2005               0.15                       0.04
September 30, 2005              0.045                      0.045
June 30, 2005                   0.12                       0.12
March 31, 2005                  0.12                       0.11
December 31, 2004               0.11                       0.11
September 30, 2004              0.11                       0.10
June 30, 2004                   0.11                       0.11


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

(d)      Recent Sales of Unregistered Securities.

         On March 14, 2006, we issued three convertible promissory notes payable to Gregory M. Wilson representing monies advanced to the Company during fiscal years 2003, 2004 and 2005. These monies have been carried on our financial statements as trade account payables. The payables were documented as promissory notes for each year. The promissory note for 2003 totaled $20,346.18. The note for 2004 totaled $24,385.92. The note for 2005 totaled $27,277.21. The notes are convertible into common stock. We also issued a common stock purchase warrant to Gregory M. Wilson for 800,000 common shares. The forms of promissory notes and warrant were filed as Exhibits to a Current Report on Form 8-K filed on June 15, 2006.

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

         During the year ended March 31, 2006, the Company incurred a comprehensive net loss of approximately $61,700 related to various general and administrative costs incurred in the support of the corporate entity and making required periodic reports to the U. S. Securities and Exchange Commission. The Company's plan to enter the specialty eye wear products business has been suspended.

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

Item 8A.  CONTROLS AND PROCEDURES.

(a)      Evaluation of Disclosure Controls and Procedures.

         As of the end of the reporting period, March 31, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including the Company's Chairman and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act"), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC's rules and forms. Based upon that evaluation, the Chairman and the Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's period SEC filings.

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

Item 8B.   Other Information: None


                                    PART III

Item 9.           Directors,  Executive Officers, Promoters and Control Persons;
                  Compliance with Section 16(a) of the Exchange Act.

         The following table sets forth the officers and directors of the Company.

Name                       Position                            Age

Donald Hill                President, Director                 64

Sandra Hill                Secretary, Treasurer                58

Bradley Peterson           Vice President                      58

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than 10% of the Company's Common Stock, to file with the Securities and Exchange Commission initial reports of beneficial ownership and reports of changes in beneficial ownership of Common Stock of the Company. Officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission to furnish the Company with copies of all section 16(a) reports they file. The Company believes that during the fiscal year ended March 31, 2006, no Section 16(a) filings were made by executive officers, directors and beneficial owners of more than 10%of its Common Stock.

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

         Currently,  management oversight of the Company requires less than four
(4) hours per quarter. Accordingly, no officer or director has received any compensation from the Company. Until the Company acquires additional capital, it is not anticipated that any officer or director will receive compensation from the Company other than reimbursement for out-of-pocket expenses incurred on behalf of the Company.

         The Company has no stock option, retirement, pension, or profit-sharing programs for the benefit of directors, officers or other employees, but the Board of Directors may recommend adoption of one or more such programs in the future.

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

* Donald Hill, Director, President

(c) Changes in Control. On June 12, 2006, Mr. Hill sold 4,900,000 common shares to Kaniksu Financial Services, LLC. A current report on this transaction was filed on Form 8-K June 15, 2006.

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

                                     PART IV

Item 13.          Exhibits.

         (a) Exhibits

         *10.0    Form of Promissory Note
         *10.1    Common Stock Warrant
         *10.2    Stock Sale Agreement
         31       Chief Executive  Officer-Section 302 Certification pursuant to
                  Sarbanes- Oxley Act.
         32       Chief Executive  Officer-Section 906 Certification pursuant to
                  Sarbanes-Oxley Act.

* Previously filed Form 8-K June 15, 2006.

ITEM 14.  Principal Accountant Fees and Services.

The Company paid or accrued the following fees in each of the prior two fiscal years to its principal accountant, S. W. Hatfield, CPA of Dallas, Texas

                                                Year ended      Year ended
                                                March 31        March 31,
                                                2005            2006

                     Audit fees                 $3,380          $3,920
                     Audit-related fees           --              --
                     Tax fees                     --              --
                     All other fees               --              --
                     Totals                     $3,380          $3,920

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


Dated: June 15, 2006

Senior Optician Service, Inc.


/s/ Donald Hill
--------------------------
By: Donald Hill
Title: President


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Donald Hill                                                    June 15, 2006
--------------------------
By: Donald Hill
Title: President, Director

                          SENIOR OPTICIAN SERVICE, INC.

                                    CONTENTS


                                                                            Page
                                                                            ----

Report of Registered Independent Certified Public Accounting Firm           F-2

Financial Statements

   Balance Sheets
     as of March 31, 2006 and 2005                                          F-3

   Statements of Operations and Comprehensive Loss
     for the years ended March 31, 2006 and 2005                            F-4

   Statement of Changes in Shareholders' Deficit
     for the years ended March 31, 2006 and 2005                            F-5

   Statements of Cash Flows
     for the year ended March 31, 2006 and 2005                             F-6

   Notes to Financial Statements                                            F-7

                        LETTERHEAD OF S. W. HATFIELD, CPA
                        ---------------------------------


        REPORT OF REGISTERED INDEPENDENT CERTIFIED PUBLIC ACCOUNTING FIRM
        -----------------------------------------------------------------



Board of Directors and Stockholders
Senior Optician Service, Inc.

We have audited the accompanying balance sheets of Senior Optician Service, Inc. (a Minnesota corporation) as of March 31, 2006 and 2005, respectively, and the related statements of operations and comprehensive loss, changes in shareholders' equity and cash flows for the each of the two years then ended, respectively. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Senior Optician Service, Inc. as of March 31, 2006 and 2005, respectively, and the results of operations and cash flows for each of the two years then ended, respectively, in conformity with accounting principles generally accepted in the United States of America.

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



                                                        /s/ S. W. Hatfield, CPA
                                                       -------------------------
                                                       S. W. HATFIELD, CPA
Dallas, Texas
June 13, 2006


                          SENIOR OPTICIAN SERVICE, INC.
                                 BALANCE SHEETS
                             March 31, 2006 and 2005


                                                              March 31,    March 31,
                                                                 2006         2005
                                                              ---------    ---------
                                     ASSETS
                                     ------
Current Assets
   Cash in bank                                               $    --      $    --
                                                              ---------    ---------

Total Assets                                                  $    --      $    --
                                                              =========    =========



                      LIABILITIES AND SHAREHOLDERS' DEFICIT
                      -------------------------------------

Current Liabilities
   Notes payable                                              $  72,010    $    --
   Accounts payable - trade                                       8,068       51,543
   Accrued interest payable                                         402         --
                                                              ---------    ---------

     Total Liabilities                                           80,480       51,543
                                                              ---------    ---------


Shareholders' Deficit
   Common stock - $0.001 par value
     100,000,000 shares authorized
     5,854,000 shares issued and outstanding, respectively        5,854        5,854
   Deferred compensation                                         32,800         --
   Additional paid-in capital                                   373,102      373,102
   Accumulated deficit                                         (492,236)    (430,499)
                                                              ---------    ---------

   Total Shareholders' Deficit                                  (80,480)     (51,543)
                                                              ---------    ---------

Total Liabilities and Shareholders' Deficit                   $    --      $    --
                                                              =========    =========



The accompanying notes are an integral part of these financial statements.
                                                                             F-3

                          SENIOR OPTICIAN SERVICE, INC.
                 STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                       Years ended March 31, 2006 and 2005


                                                     Year ended     Year ended
                                                      March 31,      March 31,
                                                        2006           2005
                                                     -----------    -----------

Revenues                                             $      --      $      --
                                                     -----------    -----------

Expenses
   Consulting and professional fees                       26,420         20,763
   General and administrative expenses                     2,115          2,543
   Interest expense                                          402           --
   Depreciation and amortization                            --             --
   Compensation expense related to issued warrants        32,800           --
                                                     -----------    -----------

     Total operating expenses                             61,737         23,306
                                                     -----------    -----------

Loss from Operations                                     (61,737)       (23,306)

Provision for Income Taxes                                  --             --
                                                     -----------    -----------

Net Loss                                                 (61,737)       (23,306)

Other comprehensive income                                  --             --
                                                     -----------    -----------

Comprehensive Loss                                   $   (61,737)   $   (23,306)
                                                     ===========    ===========

Net loss per weighted-average share
   of common stock outstanding, computed
   on Net Loss - basic and fully diluted             $     (0.01)           nil
                                                     ===========    ===========

Weighted-average number of shares
   of common stock outstanding -
   basic and fully diluted                             5,854,000      5,854,000
                                                     ===========    ===========




The accompanying notes are an integral part of these financial statements.
                                                                             F-4


                          SENIOR OPTICIAN SERVICE, INC.
                  STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT
                       Years ended March 31, 2006 and 2005


                               Common Stock            Additional
                        ---------------------------     paid-in        Deferred     Accumulated
                           Shares         Amount        capital      compensation     deficit          Total
                        ------------   ------------   ------------   ------------   ------------    ------------
Balances at
   April 1, 2004           5,854,000   $      5,854   $    373,102   $       --     $   (407,193)   $    (28,237)

Net loss for the year           --             --             --             --          (23,306)        (22,749)
                        ------------   ------------   ------------   ------------   ------------    ------------

Balances at
   March 31, 2005          5,854,000          5,854        373,102           --         (430,499)        (51,543)

Issuance of common
   stock warrants               --             --             --           32,800           --            32,800

Net loss for the year           --             --             --             --          (61,737)        (61,737)
                        ------------   ------------   ------------   ------------   ------------    ------------

Balances at
   March 31, 2006          5,854,000   $      5,854   $    373,102   $     32,800   $   (492,236)   $    (80,480)
                        ============   ============   ============   ============   ============    ============







The accompanying notes are an integral part of these financial statements.
                                                                             F-5


                          SENIOR OPTICIAN SERVICE, INC.
                            STATEMENTS OF CASH FLOWS
                       Years ended March 31, 2006 and 2005


                                                                         Year ended    Year ended
                                                                          March 31,     March 31,
                                                                            2006          2005
                                                                         ----------    ----------
Cash Flows from Operating Activities
   Net loss for the year                                                 $  (61,737)   $  (23,306)
   Adjustments to reconcile net loss to net
     cash provided by operating activities
       Depreciation and amortization                                           --            --
       Compensation expense related to issuance of warrants                  32,800          --
       Increase in
         Accounts payable - trade                                            28,535        23,306
         Accrued interest payable                                               402          --
                                                                         ----------    ----------

   Net cash used in operating activities                                       --            --
                                                                         ----------    ----------


Cash Flows from Investing Activities                                           --            --
                                                                         ----------    ----------


Cash Flows from Financing Activities                                           --            --
                                                                         ----------    ----------


Increase (Decrease) in Cash                                                    --            --

Cash at beginning of period                                                    --            --
                                                                         ----------    ----------

Cash at end of period                                                    $     --      $     --
                                                                         ==========    ==========


Supplemental Disclosure of Interest and Income Taxes Paid
     Interest paid for the year                                          $     --      $     --
                                                                         ==========    ==========
     Income taxes paid for the year                                      $     --      $     --
                                                                         ==========    ==========

Supplemental Disclosure of Non-Cash Investing and Financing Activities
   Conversion of trade accounts payable into notes payable               $   72,010    $     --
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

On August 15, 2000, the Company changed its corporate name to Senior Optician Service, Inc. Senior Optician Service, Inc. intended to enter the specialty eyewear products business and to focus its efforts on specialty eyewear sales and services for senior citizens who are either home or facility bound. Effective March 31, 2003, this business plan was suspended by management.

Pursuant to a Board of Directors resolution during the quarter ended June 30, 2003, management intends to change the Company's domicile from Minnesota to Nevada in a future period. As of March 31, 2006, and subsequent thereto, no action has been taken with regard to the domicile change.

On June 12, 2006, Don Hill sold 4,900,000 shares of common stock Kaniksu Financial Services, LLC. for $5,000. These shares represent 83.7% of our issued and outstanding common stock. Kaniksu Financial Services, LLC. is a Washington limited liability company owned and managed by Gregory M. Wilson, the Company's legal counsel since November 1999. This change in control event triggered a convertibility feature in three promissory notes, totaling $72,009.31, payable to Gregory M. Wilson. The outstanding debt, pursuant to the terms and conditions of the notes, was converted into 2,880,372 common shares at $0.025 per share. Additionally, a common stock purchase warrant associated with the notes for the purchase of 800,000 common shares at $0.025 per share became immediately exercisable with the change in control event.


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

                          SENIOR OPTICIAN SERVICE, INC.

NOTE D - Summary of Significant Accounting Policies - Continued

2.   Income taxes
     ------------

     The Company uses the asset and liability method of accounting for income taxes. At March 31, 2006 and 2005, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences due to statutory differences in the recognition of assets and liabilities for tax and financial reporting purposes, generally including such items as accumulated depreciation and amortization, allowance for doubtful accounts, organizational and start-up costs and vacation accruals.

     As of March 31, 2006 and 2005, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company held by owners 5.0% or more of the Company.

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

     At March 31, 2006 and 2005, and subsequent thereto, the Company has no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.


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

                                           SENIOR OPTICIAN SERVICE, INC.

NOTE F - Income Taxes

The components of income tax (benefit) expense for the year ended March 31, 2006 and 2005, respectively, are as follows:

                                                         Year ended   Year ended
                                                          March 31,    March 31,
                                                            2006         2005
                                                         ----------   ----------
    Federal:
      Current                                            $     --     $     --
      Deferred                                                 --           --
                                                         ----------   ----------
                                                               --           --
                                                         ----------   ----------
    State:
      Current                                                  --           --
      Deferred                                                 --           --
                                                         ----------   ----------
                                                               --           --
                                                         ----------   ----------

      Total                                              $     --     $     --
                                                         ==========   ==========

Due to the change in control on May 12, 2006, the Company has a nominal net operating loss carryforward to offset future taxable income. Subject to current regulations, this carryforward will begin to expire in 2021. The amount and availability of the net operating loss carryforwards may be subject to limitations set forth by the Internal Revenue Code. Factors such as the number of shares ultimately issued within a three year look-back period; whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate; continuity of historical business; and subsequent income of the Company all enter into the annual computation of allowable annual utilization of the carryforwards.

The Company's income tax expense (benefit) for the years ended March 31, 2006 and 2005, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                       Year ended    Year ended
                                                        March 31,     March 31,
                                                          2006          2005
                                                       ----------    ----------

Statutory rate applied to loss before income taxes     $   (9,800)   $   (7,925)
Increase (decrease) in income taxes resulting from:
     State income taxes                                      --            --
     Other, including reserve for deferred tax asset        9,800         7,925
                                                       ----------    ----------

       Income tax expense                              $     --      $     --
                                                       ==========    ==========

Temporary differences due to statutory requirements in the recognition of assets and liabilities for tax and financial reporting purposes, generally including such items as organizational costs, accumulated depreciation and amortization, allowance for doubtful accounts, organizational and start-up costs and vacation accruals. These differences give rise to the financial statement carrying amounts and tax bases of assets and liabilities causing either deferred tax assets or liabilities, as necessary, as of March 31, 2006 and 2005, respectively:

                                                         March 31,    March 31,
                                                            2006         2005
                                                         ---------    ---------
     Deferred tax assets
       Net operating loss carryforwards                  $  34,400    $  24,600
       Less valuation allowance                            (34,400)     (24,600)
                                                         ---------    ---------

     Net Deferred Tax Asset                              $    --      $    --
                                                         =========    =========

                          SENIOR OPTICIAN SERVICE, INC.

NOTE F - Income Taxes - Continued

During the years ended March 31, 2006 and 2005, respectively, the reserve for the deferred current tax asset increased by approximately $9,800 and $7,800, respectively. Due to the change in control on June 12, 2006, the Company's deferred tax asset was then reset to $-0- pursuant to the requirements of Internal Revenue Code Section 338.


NOTE G - Notes Payable

On March 15, 2006, the Company executed three (3) separate notes payable to Gregory M. Wilson, the Company's legal counsel to formalize certain amounts owed to Mr. Wilson for services rendered and expenses advanced on behalf of the Company during the period from April 1, 2003 through March 31, 2006. These notes aggregate approximately $72,010 and bear interest at 12.0% per annum, compounded monthly, on a 365-366 day year, as applicable and actual days lapsed.

At any time prior to a Change in Control Event of the Company, the Company would have had the privilege of prepaying the principal under this Note in whole or in part in U.S.  Dollars,  without  penalty or premium.  A Change in Control  Event means a change of a majority of the board of directors or capital stock issuances exceeding twenty (20%) percent of voting control in any rolling twelve
(12) month period. All payments hereunder will be applied first to interest, then to principal, then to late charges. After a Change in Control Event, the indebtedness may only be repaid in the Company's common stock as set forth below. A Change in Control Event occurred on June 12, 2006. Notwithstanding anything herein to the contrary, in no event will Mr. Wilson be permitted to convert this indebtedness for a number of shares greater than the number that would cause the aggregate beneficial ownership of the Company's Common Stock (calculated pursuant to Rule 13d-3 of the Securities Exchange Act of 1934, as amended) of Mr. Wilson and all persons affiliated with Mr. Wilson to equal 9.99% of the Company's Common Stock then outstanding. The indebtedness, as a result of the Change in Control transaction on June 12, 2006, Mr. Wilson will have the right to convert the unpaid principal balance, accrued expense and related default costs, if any, into the Company's common stock as follows: the conversion price will be the lower of (a) fifty (50%) discount of the last share price quoted on March 31, 2006 (March 31, 2006 price was $0.05 discounted 50% equals $0.025 Cents) per share, or (b) fifty (50%) discount of the lowest closing bid price per share between March 31, 2006 and the default or conversion demand date. The number of shares will be determined by dividing the price per share into the then-total outstanding indebtedness.


NOTE H - Common Stock Transactions

On June 11, 2003, the Company entered into a Private Placement Agreement with Long Lane Capital, Inc. for the issuance of 50,000,000 shares of restricted, unregistered common stock at a price of $0.001 per share, or gross proceeds of $50,000, to support short-term working capital requirements. This transaction approximates the "fair value" of the securities sold. To the best of management's knowledge, it is believed that there have been no open market trades of the Company's common stock to benchmark a "fair value" other than the agreed-upon value of the transaction. The Company relied upon an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933 ('33 Act) because this transaction did not involve a public offering. No underwriters were used in connection with this transaction. As of March 31, 2006, and subsequent thereto, no funds have been received on this Agreement and no shares of common stock have been issued.

On June 11, 2003, the Company's Board of Directors authorized and implemented the 2003 Equity Incentive Plan. The Equity Incentive Plan sets aside Five Million (5,000,000) common shares which may be awarded to eligible persons in the future. The Plan became effective June 30, 2003. The Company intends to register the Plan pursuant to a Registration Statement to be filed on Form S-8 at a future date. As of March 31, 2006, and subsequent thereto, no shares have been awarded under this plan.

                          SENIOR OPTICIAN SERVICE, INC.

NOTE I - Common Stock Warrants

As additional consideration for the conversion of trade accounts payable into promissory notes, the Company granted to Gregory M. Wilson common stock purchase warrants for 800,000 common shares at an exercise price of (a) Fifty (50%) discount of the last share price quoted on March 31, 2006 (March 31, 2006 price was $0.05 discounted 50% equals $0.025 Cents) per share, or (b) Fifty (50%) discount of the lowest closing bid price per share between March 31, 2006 and the default or conversion demand date, which ever price is lowest.

Consideration due the Company for the exercise of the warrant is as follows:

     (a)  Cash Exercise: cash, bank or cashiers check or wire transfer; or
     (b) Cashless Exercise: surrender of this Warrant at the principal office of the Company together with notice of cashless election, in which event the Company shall issue Holder a number of shares of Common Stock computed using the following formula: X = Y (A-B)/A, whereby X = the number of shares of Common Stock to be issued to Holder; Y = the number of shares of Common Stock for which this Warrant is being exercised; A= the market price of the Common Stock; and B= the Exercise Price as defined in the preceding paragraph.

The Warrants may be exercised at any time concurrent with the occurrence of a change in control event, as previously discussed, and have no defined expiration date. The June 12, 2006 change in control transaction triggered the start of the exercise period for these warrants.

The following table presents warrant activity through March 31, 2006:

                                                           Weighted
                                                            Average
                                              Number of    Exercise
                                               Shares       Price
                                              ---------    --------

     Balance at March 31, 2004                   --           --

       Issued                                    --           --
       Exercised                                 --           --
                                              -------      -------

     Balance at March 31, 2005                   --           --

       Issued                                 800,000      $ 0.025
       Expired                                   --           --
       Exercised                                 --           --
                                              -------      -------

     Balance at March 31, 2006                800,000      $ 0.025
                                              =======      =======

The weighted average exercise price of all issued and outstanding warrants at March 31, 2006 is approximately $0.025.

For purposes of computing the imputed fair value of each warrant issued is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions for the year ended March 31, 2006: dividend yield of 0%, expected volatility of 400.00 (based on the volatility of the Company's common stock over the preceding 52 weeks through the date of the respective warrant); a risk-free interest rate of approximately 7.50%, and an expected life of 90 days, due to the June 12, 2006 change in control transaction which triggered the exercise provisions of the Warrant.


                          SENIOR OPTICIAN SERVICE, INC.

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED


NOTE I - Common Stock Warrants - Continued

The Black-Scholes option valuation model was developed for use in estimating the
fair  value  of  traded  options  and  warrants,   which  do  not  have  vesting
restrictions and are fully  transferable.  In addition,  option valuation models require the input of highly subjective assumptions, including the expected stock price  volatility.  Because the Company's  stock  warrants have  characteristics significantly  different from those of traded  warrants,  and because changes in the subjective input  assumptions can materially affect the fair value estimate, in  management's  opinion,  the existing  models may not  necessarily  provide a reliable single measure of the fair value of its warrants.


NOTE J- Subsequent Events

On June 12,  2006,  Don Hill  sold  4,900,000  shares of  common  stock  Kaniksu
Financial Services, LLC. for $5,000. These shares represent 83.7% of our issued and outstanding common stock. Kaniksu Financial Services, LLC. is a Washington limited liability company owned and managed by Gregory M. Wilson, the Company's legal counsel since November 1999. This change in control event triggered a convertibility feature in three promissory notes, totaling $72,009.31, payable to Gregory M. Wilson. The outstanding debt, pursuant to the terms and conditions of the notes, was converted into 2,880,372 common shares at $0.025 per share.
Additionally, a common stock purchase warrant associated with the notes for the purchase of 800,000 common shares at $0.025 per share became immediately exercisable with the change in control event.

Concurrent with the June 12, 2006 change in control, the Company's Board of Directors nominated Patrick Downey, C.P.A. as successor director and to act as our company's sole executive officer filling the positions of President, CEO and CFO, effective June 16, 2006. Mr. Downey will serve in these corporate positions for the balance of the terms or until his successor will have been elected and qualified as provided for in our corporate bylaws. Mr. Downey will be issued
100,000 shares of restricted, unregistered common stock as compensation.


NOTE K- Selected Financial Data (Unaudited)

The following is a summary of the quarterly results of operations for the years ended March 31, 2006 and 2005, respectively:

                              Quarter ended    Quarter ended    Quarter ended    Quarter ended     Year ended
                                June 30,       September 30,     December 31,      March 31,        March 31,
                              -------------    -------------    -------------    -------------    -------------
Year ended March 31, 2006
-------------------------
   Revenues                   $        --      $        --      $        --      $        --      $        --
   Gross profit                        --               --               --               --               --
   Net earnings                      (3,990)          (3,985)          (4,222)         (49,540)         (61,737)
   Basic and fully diluted
     earnings per share                --               --               --      $       (0.01)   $       (0.01)
   Weighted-average
     number of shares
     issued and outstanding       5,854,000        5,854,000        5,854,000        5,854,000        5,854,000

Year ended March 31, 2005
-------------------------
   Revenues                   $        --      $        --      $        --      $        --      $        --
   Gross profit                        --               --               --               --               --
   Net earnings                     (10,594)          (4,442)          (4,263)          (4,007)         (23,306)
   Basic and fully diluted
     earnings per share                --               --               --               --               --
   Weighted-average
     number of shares
     issued and outstanding       5,854,000        5,854,000        5,854,000        5,854,000        5,854,000


The Company experiences fluctuations in quarterly expenditure levels based upon the respective timing of activities and, accordingly, the expenses related thereto for the maintenance of the corporate entity.