Form 10QSB
period 2006-06-30
SENIOR OPTICIAN SERVICE INC
filed 2006-08-15
CIK 1101423

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

--------------------------------------------------------------------------------

(Mark one)

   X     Quarterly  Report Under Section 13 or 15(d) of The Securities  Exchange
-------  Act of 1934


              For the quarterly period ended June 30, 2006

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

                   18610 East 32nd Avenue, Greenacres WA 99016
                   -------------------------------------------
                    (Address of principal executive offices)

                                 (509) 891-8373
                                 --------------
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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: August 10, 2006: 5,854,000
                                          --------------------------

Transitional Small Business Disclosure Format (check one):  YES    NO X
                                                               ---   ---

                          Senior Optician Service, Inc.

                 Form 10-QSB for the Quarter ended June 30, 2006

                                Table of Contents


                                                                            Page
                                                                            ----
Part I - Financial Information

  Item 1 Financial Statements                                                  3

  Item 2 Management's Discussion and Analysis or Plan of Operation            13

  Item 3 Controls and Procedures                                              14

Part II - Other Information

  Item 1 Legal Proceedings                                                    14

  Item 2 Changes in Securities                                                14

  Item 3 Defaults Upon Senior Securities                                      14

  Item 4 Submission of Matters to a Vote of Security Holders                  14

  Item 5 Other Information                                                    15

  Item 6 Exhibits and Reports on Form 8-K                                     15


Signatures                                                                    15


Item 1
Part 1 - Financial Statements

                          Senior Optician Service, Inc.
                                 Balance Sheets
                             June 30, 2006 and 2005

                                   (Unaudited)

                                                             June 30, 2006    June 30, 2005
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
                                                             =============    =============


                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities
   Notes payable                                             $      72,010    $        --
   Accounts payable - trade                                         16,265           55,533
   Accrued interest payable                                          2,556             --
                                                             -------------    -------------

   Total Current Liabilities                                        90,831           55,533
                                                             -------------    -------------


Commitments and Contingencies


Shareholders' Equity
   Common stock - $0.001 par value
     100,000,000 shares authorized
     5,854,000 shares issued and outstanding, respectively           5,854            5,854
   Deferred compensation                                            32,800             --
   Additional paid-in capital                                      373,102          373,102
     Accumulated deficit                                          (502,587)        (434,489)
                                                             -------------    -------------

     Total Shareholders' Equity                                    (90,831)         (55,533)
                                                             -------------    -------------

Total Liabilities and Shareholders' Equity                   $        --      $        --
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

                          Senior Optician Service, Inc.
                 Statements of Operations and Comprehensive Loss
                    Three months ended June 30, 2006 and 2005

                                   (Unaudited)

                                                  Three months     Three months
                                                     ended            ended
                                                 June 30, 2006    June 30, 2005
                                                 -------------    -------------

Revenues                                         $        --      $        --
                                                 -------------    -------------

Expenses
   Consulting and professional fees                      7,600            3,625
   General and administrative                              597              365
   Interest expense                                      2,155             --
   Depreciation and amortization                          --               --
                                                 -------------    -------------

     Total expenses                                     10,352            3,990
                                                 -------------    -------------

Loss from operations                                   (10,352)          (3,990)

Provision for income taxes                                --               --
                                                 -------------    -------------

Net Loss                                               (10,352)          (3,990)

Other comprehensive income                                --               --
                                                 -------------    -------------

Comprehensive Loss                               $     (10,352)   $      (3,990)
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


                          Senior Optician Service, Inc.
                            Statements of Cash Flows
                    Three months ended June 30, 2006 and 2005

                                   (Unaudited)

                                                              Three months     Three months
                                                                 ended            ended
                                                             June 30, 2006    June 30, 2005
                                                             -------------    -------------
Cash Flows from Operating Activities
   Net Loss                                                  $     (10,352)   $      (3,990)
   Adjustments to reconcile net income to net cash
     provided by operating activities
       Depreciation and amortization                                  --               --
       Increase (Decrease) in
         Accounts payable - Trade                                    8,197            3,990
         Accrued interest payable                                    2,155             --
                                                             -------------    -------------

Net cash provided by (used in) operating activities                   --               --
                                                             -------------    -------------


Cash Flows from Investing Activities                                  --               --
                                                             -------------    -------------


Cash Flows from Financing Activities                                  --               --
                                                             -------------    -------------


Increase (Decrease) in Cash and Cash Equivalents                      --               --

Cash and cash equivalents at beginning of period                      --               --
                                                             -------------    -------------

Cash and cash equivalents at end of period                   $        --      $        --
                                                             =============    =============


Supplemental Disclosures of Interest and Income Taxes Paid

   Interest paid during the period                           $        --      $        --
                                                             =============    =============
   Income taxes paid (refunded)                              $        --      $        --
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

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company's system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements filed with the U. S. Securities and Exchange Commission on its Annual Report on Form 10-KSB for the year ended March 31, 2006. The information presented within these interim financial statements may not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes when reviewing the interim financial results presented herein.

                          Senior Optician Service, Inc.

NOTE B - Preparation of Financial Statements - Continued

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the U. S. Securities and Exchange Commission's
instructions   for  Form  10-QSB,   are   unaudited  and  contain  all  material
adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending March 31, 2007.


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

                          Senior Optician Service, Inc.

NOTE D - Summary of Significant Accounting Policies - Continued

2.   Income taxes
     ------------

     The Company uses the asset and liability method of accounting for income taxes. At June 30, 2006 and 2005, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences due to statutory differences in the recognition of assets and liabilities for tax and financial reporting purposes, generally including such items as accumulated depreciation and amortization, allowance for doubtful accounts, organizational and start-up costs and vacation accruals.

     As of June 30, 2006 and 2005, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company held by owners 5.0% or more of the Company.

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

     At June 30, 2006 and 2005, and subsequent thereto, the Company has no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.


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



                (Remainder of this page left blank intentionally)


                          Senior Optician Service, Inc.

                    Notes to Financial Statements - Continued


NOTE F - Income Taxes

The components of income tax (benefit) expense each of the three month periods ended June 30, 2006 and 2005, respectively, are as follows:

                                                     Three months   Three months
                                                         ended          ended
                                                       June 30,       June 30,
                                                         2006           2005
                                                     ------------   ------------
     Federal:
       Current                                       $       --     $       --
       Deferred                                              --             --
                                                     ------------   ------------
                                                             --             --
                                                     ------------   ------------
     State:
       Current                                               --             --
       Deferred                                              --             --
                                                     ------------   ------------
                                                             --             --
                                                     ------------   ------------

       Total                                         $       --     $       --
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

The  Company's  income tax expense  (benefit)  for the three month periods ended
June 30, 2006 and 2005, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                       Three months    Three months
                                                           ended           ended
                                                         June 30,        June 30,
                                                           2006            2005
                                                       ------------    ------------
Statutory rate applied to loss before income taxes     $     (3,520)   $     (1,350)
Increase (decrease) in income taxes resulting from:
     State income taxes                                        --              --
     Other, including reserve for deferred tax asset          3,520           1,350
                                                       ------------    ------------

       Income tax expense                              $       --      $       --
                                                       ============    ============

Temporary differences due to statutory requirements in the recognition of assets and liabilities for tax and financial reporting purposes, generally including such items as organizational costs, accumulated depreciation and amortization, allowance for doubtful accounts, organizational and start-up costs and vacation accruals. These differences give rise to the financial statement carrying amounts and tax bases of assets and liabilities causing either deferred tax assets or liabilities, as necessary, as of June 30, 2006 and 2005, respectively:

                                                           June 30,    June 30,
                                                             2006        2005
                                                           --------    --------
     Deferred tax assets
       Net operating loss carryforwards                    $  3,520    $ 25,930
       Less valuation allowance                              (3,520)    (25,930)
                                                           --------    --------

     Net Deferred Tax Asset                                $   --      $   --
                                                           ========    ========


During the three months ended June 30, 2006 and 2005, respectively, the reserve for the deferred current tax asset increased (decreased) by approximately $(22,430) and $1,350, respectively.

                          Senior Optician Service, Inc.

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

On June 12, 2006, Don Hill sold 4,900,000 shares of common stock to Kaniksu Financial Services, LLC. for $5,000. These shares represent 83.7% of our issued and outstanding common stock. Kaniksu Financial Services, LLC. is a Washington limited liability company owned and managed by Gregory M. Wilson, the Company's legal counsel since November 1999. This change in control event triggered a convertibility feature in three promissory notes, totaling $72,009.31, payable to Gregory M. Wilson. The outstanding debt, pursuant to the terms and conditions of the notes, was converted into 2,880,372 common shares at $0.025 per share. Additionally, a common stock purchase warrant associated with the notes for the purchase of 800,000 common shares at $0.025 per share became immediately exercisable with the change in control event.

Concurrent with the June 12, 2006 change in control, the Company's Board of Directors nominated Patrick Downey, C.P.A. as successor director and to act as our company's sole executive officer filling the positions of President, CEO and CFO, effective June 16, 2006. Mr. Downey will serve in these corporate positions for the balance of the terms or until his successor will have been elected and qualified as provided for in our corporate bylaws. At a future date, Mr. Downey will be issued 100,000 shares of restricted, unregistered common stock as compensation.

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

The following table presents warrant activity through June 30, 2006:

                                                                 Weighted
                                                                  Average
                                                    Number of    Exercise
                                                     Shares        Price
                                                    ---------    --------
                 Balance at March 31, 2004              --           --
                   Issued                               --           --
                   Exercised                            --           --
                                                     -------

                 Balance at March 31, 2005              --           --
                   Issued                            800,000       $0.025
                   Expired                              --           --
                   Exercised                            --           --
                                                     -------

                 Balance at March 31, 2006           800,000       $0.025
                   Issued                               --           --
                   Expired                              --           --
                   Exercised                            --           --
                                                     -------

                 Balance at June 30, 2006            800,000       $0.025
                                                     =======

The weighted average exercise price of all issued and outstanding warrants at June 30, 2006 is approximately $0.025.

For purposes of computing the imputed fair value of each warrant issued is estimated using the Black-Scholes option- pricing model with the following weighted-average assumptions for the year ended March 31, 2006: dividend yield of 0%, expected volatility of 400.00 (based on the volatility of the Company's common stock over the preceding 52 weeks through the date of the respective warrant); a risk-free interest rate of approximately 7.50%, and an expected life of 90 days, due to the June 12, 2006 change in control transaction which triggered the exercise provisions of the Warrant.

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


                          Senior Optician Service, Inc.

                    Notes to Financial Statements - Continued


NOTE K- Selected Financial Data (Unaudited)

The following is a summary of the quarterly results of operations for the years ended March 31, 2006 and 2005, respectively:


                              Quarter ended    Quarter ended    Quarter ended    Quarter ended     Year ended
                                 June 30,      September 30,     December 31,      March 31,        March 31,
                              -------------    -------------    -------------    -------------    -------------
Year ending March 31, 2007
--------------------------
   Revenues                   $        --
   Gross profit                        --
   Net earnings                     (10,352)
   Basic and fully diluted
     earnings per share                --
   Weighted-average
     number of shares
     issued and outstanding       5,854,000

Year ended March 31, 2006
-------------------------
   Revenues                   $        --      $        --      $        --      $        --      $        --
   Gross profit                        --               --               --               --               --
   Net earnings                      (3,990)          (3,985)          (4,222)         (49,540)         (61,737)
   Basic and fully diluted
     earnings per share                --               --               --      $       (0.01)   $       (0.01)
   Weighted-average
     number of shares
     issued and outstanding       5,854,000        5,854,000        5,854,000        5,854,000        5,854,000

Year ended March 31, 2005
-------------------------
   Revenues                   $        --      $        --      $        --      $        --      $        --
   Gross profit                        --               --               --               --               --
   Net earnings                     (10,594)          (4,442)          (4,263)          (4,007)         (23,306)
   Basic and fully diluted
     earnings per share                --               --               --               --               --
   Weighted-average
     number of shares
     issued and outstanding       5,854,000        5,854,000        5,854,000        5,854,000        5,854,000

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

(2)  Background

Senior Optician Service, Inc. (Company) was initially incorporated on April 20, 1966 under the laws of the State of Minnesota as Polar Homes, Inc. The Company changed its corporate name to Polar Campers, Inc. in 1968. The Company was originally formed to "build, manufacture, sell, lease, own, buy and otherwise deal with in mobile homes, campers, trailers and any other equipment which from time to time be decided upon; to own and otherwise deal with in real estate, and to do all things necessary and proper to accomplish said purposes." The Company ceased all business operations during 1973 and disposed of all assets and liabilities. The Company has been dormant since that time. In August 1991, in anticipation of a business combination with another entity, the Company changed its corporate name to Access Plus, Inc. This business combination was unsuccessful and was abandoned due to lack of regulatory approval in January 1992. Concurrent with the abandonment of that proposed business combination, the Company changed its corporate name to Environmental Protection Corporation. On August 15, 2000, the Company changed its corporate name to Senior Optician Service, Inc.

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

During the quarter ended June 30, 2006, the Company incurred a comprehensive net loss of approximately $(10,352) related to various general and administrative costs incurred in the support of the corporate entity and making required periodic reports to the U. S. Securities and Exchange Commission. The Company's plan to enter the specialty eye wear products business was suspended in prior periods.

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

Item 3.     Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures.

     As of the end of the reporting period ended June 30, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including the Company's Chairman and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule
     13a-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act"), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC's rules and forms. Based upon that evaluation, the Chairman and the Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC filings.

(b)  Changes in Internal Control.

     Subsequent to the date of such evaluation as described in subparagraph (a) above, there were no changes in our internal controls or other factors that could significantly affect these controls, including any corrective action with regard to significant deficiencies and material weaknesses.

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


PART II - Other Information

Item 1.  Legal Proceedings

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On June 12, 2006, we authorized the issuance of 100,000 shares of common stock to Patrick Downey as officer compensation. We will value this transaction at $0.05 per share. This shares have not yet been issued and delivered to Mr. Downey.

We believe the offer and sale of these securities qualifies for the securities transaction exemption permitted by Section 4(2) of the Securities Act of 1933, as amended, (the "Act"). These are restricted securities and may not be publicly resold without registration under the Act or an exemption from registration.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of the security holders, through the solicitation of proxies or otherwise, during the quarter of the fiscal year covered by this report.

Item 5.  Other Information

   None.

Item 6.  Exhibits

Exhibit No.                Exhibit Name

31.1     Section  302  Certification   pursuant  to  Sarbanes-Oxley   Act.-Chief
         Executive/Financial Officer

32.1     Section  906  Certification   pursuant  to   Sarbanes-Oxley   Act-Chief
         Executive/Financial Officer


--------------------------------------------------------------------------------

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   Senior Optician Service, Inc.


Dated: August 14, 2006                                   /s/ Patrick Downey
               ---------------                        --------------------------

                                                                  Patrick Downey
                                              President, Chief Executive Officer
                                                     and Chief Financial Officer