Form 10QSB
period 2006-09-30
SENIOR OPTICIAN SERVICE INC
filed 2006-11-20
CIK 1101423

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB



(Mark one)

[X] Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

                              For the quarterly period ending September 30, 2006

[_] Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

                  For the transition period from ______________ to _____________


                          SENIOR OPTICIAN SERVICE, INC.
        (Exact name of small business issuer as specified in its charter)

       Minnesota                                                41-1954595
------------------------                                ------------------------
(State of incorporation)                                (IRS Employer ID Number)

                   18610 East 32nd Ave., Greenacres, WA 99016
                    (Address of principal executive offices)

                                 (509) 891-8373
                           (Issuer's telephone number)



      Securities registered under Section 12 (b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:
                         Common Stock - $0.001 par value



Check  whether  the issuer  has (1) filed all  reports  required  to be files by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court. Yes    No
                                                 ---   ---

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2of the Exchange Act. Yes X No
                                  ---   ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of September 30, 2006, there were 5,854,000 shares of Common Stock issued and outstanding.

Transitional Small Business Disclosure Format : Yes    No X
                                                   ---   ---

                         PART I - FINANCIAL INFORMATION

Part 1 - Financial Statements

                          Senior Optician Service, Inc.
                                 Balance Sheets
                           September 30, 2006 and 2005

                                   (Unaudited)
                                                               September 30,
                                                         ----------------------
                                                            2006         2005
                                                         ---------    ---------

                                     ASSETS
                                     ------

Current Assets
   Cash on hand and in bank                              $    --      $    --
                                                         ---------    ---------

Total Assets                                             $    --      $    --
                                                         =========    =========


                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities
   Notes payable                                         $  72,010    $    --
   Accounts payable - trade                                 21,011       59,518
   Accrued interest payable                                  4,835         --
                                                         ---------    ---------

   Total Current Liabilities                                97,856       59,518
                                                         ---------    ---------


Commitments and Contingencies


Shareholders' Equity
   Common stock - $0.001 par value
     100,000,000 shares authorized
     5,854,000 shares issued and
      outstanding, respectively                              5,854        5,854
   Deferred compensation                                    32,800         --
   Additional paid-in capital                              373,102      373,102
     Accumulated deficit                                  (509,612)    (434,489)
                                                         ---------    ---------

     Total Shareholders' Equity                            (97,856)     (55,533)
                                                         ---------    ---------

Total Liabilities and Shareholders' Equity $                  --      $    --
                                                         =========    =========



         The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.


                          Senior Optician Service, Inc.
                 Statements of Operations and Comprehensive Loss
                  Six months ended September 30, 2006 and 2005

                                   (Unaudited)

                                Three months ended             Nine months ended
                                   September 30,                 September 30,
                                2006           2005           2006           2005
                            -----------    -----------    -----------    -----------

Revenues                           --             --      $      --      $      --
                            -----------    -----------    -----------    -----------

Expenses
   Consulting and
     professional fees            3,200          7,245         10,800          3,620
   General and
     administrative               1,546            730          2,143            365
   Interest expense               2,279           --            4,434           --
                            -----------    -----------    -----------    -----------

     Total expenses               7,025          7,975         17,377          3,985
                            -----------    -----------    -----------    -----------

Loss from operations             (7,025)        (7,975)       (17,377)        (3,985)

Provision for income
  taxes                            --             --             --             --
                            -----------    -----------    -----------    -----------

Net Loss                         (7,025)        (7,975)       (17,377)        (3,985)

Other comprehensive
  income                           --             --             --             --
                            -----------    -----------    -----------    -----------

Comprehensive Loss               (7,025)        (7,975    $   (17,377)   $    (3,985)
                            ===========    ===========    ===========    ===========

Loss per weighted-average
 share of common stock
 outstanding, computed
 on Net Loss - basic
 and fully diluted                  nil            nil            nil            nil
                            ===========    ===========    ===========    ===========

Weighted-average
  number of shares
  of common stock
  outstanding                 5,854,000      5,854,000      5,854,000      5,854,000
                            ===========    ===========    ===========    ===========





         The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                          Senior Optician Service, Inc.
                            Statements of Cash Flows
                 Three months ended September 30, 2006 and 2005

                                   (Unaudited)

                                                             Six months ended
                                                               September 30,
                                                             2006        2005
                                                           --------    --------

Cash Flows from Operating Activities
   Net Loss                                                $(17,377)   $ (7,975)
   Adjustments to reconcile net income to net cash
     provided by operating activities
       Depreciation and amortization                           --          --
       Increase (Decrease) in
         Accounts payable - Trade                            12,943       7,975
         Accrued interest payable                             4,434        --
                                                           --------    --------


Net cash provided by (used in) operating activities            --          --
                                                           --------    --------


Cash Flows from Investing Activities                           --          --
                                                           --------    --------


Cash Flows from Financing Activities                           --          --
                                                           --------    --------


Increase (Decrease) in Cash and Cash Equivalents               --          --

Cash and cash equivalents at beginning of period               --          --
                                                           --------    --------

Cash and cash equivalents at end of period                 $   --      $   --
                                                           ========    ========


Supplemental Disclosures of Interest and Income Taxes Paid

   Interest paid during the period                         $   --      $   --
                                                           ========    ========
   Income taxes paid (refunded)                            $   --      $   --
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

On June 12, 2006, Don Hill sold 4,900,000 shares of common stock Kaniksu Financial Services, LLC. for $5,000. These shares represent 83.7% of our issued and outstanding common stock. Kaniksu Financial Services, LLC. is a Washington limited liability company owned and managed by Gregory M. Wilson, the Company's legal counsel since November 1999. This change in control event triggered a convertibility feature in three promissory notes, totaling $72,009.31, payable to Gregory M. Wilson. The outstanding debt, pursuant to the terms and conditions of the notes, is convertible into 2,880,372 common shares at $0.025 per share. Additionally, a common stock purchase warrant associated with the notes for the purchase of 800,000 common shares at $0.025 per share became immediately exercisable with the change in control event.

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

                          Senior Optician Service, Inc.

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

2.   Income taxes
     ------------

     The Company uses the asset and liability method of accounting for income taxes. At September 30, 2006 and 2005, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.
     Temporary differences due to statutory differences in the recognition of assets and liabilities for tax and financial reporting purposes, generally including such items as accumulated depreciation and amortization, allowance for doubtful accounts, organizational and start-up costs and vacation accruals.

     As of September 30, 2006 and 2005, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company held by owners 5.0% or more of the Company.

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

     At September 30, 2006 and 2005, and subsequent thereto, the Company has no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.


NOTE E - Fair Value of Financial Instruments

The carrying amount of cash, accounts receivable, accounts payable and notes payable, as applicable, approximates fair value due to the short term nature of these items and/or the current interest rates payable in relation to current market conditions.

                          Senior Optician Service, Inc.
                    Notes to Financial Statements - Continued


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



                (Remainder of this page left blank intentionally)


                          Senior Optician Service, Inc.

                    Notes to Financial Statements - Continued


NOTE F - Income Taxes

The components of income tax (benefit) expense each of the three month periods ended September 30, 2006 and 2005, respectively, are as follows:

                                                    Nine months     Nine months
                                                       ended           ended
                                                   September 30,   September 30,
                                                        2006            2005
                                                   -------------   -------------
     Federal:
       Current                                     $        --     $        --
       Deferred                                             --              --
                                                   -------------   -------------
                                                            --              --
                                                   -------------   -------------
     State:
       Current                                              --              --
       Deferred                                             --              --
                                                   -------------   -------------
                                                            --              --
                                                   -------------   -------------

       Total                                       $        --     $        --
                                                   =============   =============

Due to the change in control on June 12,  2006,  the  Company  has a nominal net operating loss carryforward to offset future taxable income.  Subject to current regulations,  this  carryforward  will  begin to expire in 2021.  The amount and availability  of  the  net  operating  loss  carryforwards  may  be  subject  to limitations set forth by the Internal  Revenue Code.  Factors such as the number of shares ultimately issued within a three year look-back period;  whether there is a deemed more than 50 percent change in control; the applicable long-term tax exempt bond rate;  continuity of historical  business;  and subsequent income of
the  Company  all  enter  into  the  annual   computation  of  allowable  annual
utilization of the carryforwards.

The  Company's  income tax expense  (benefit)  for the six month  periods  ended
September 30, 2006 and 2005, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                        Six  months      Six months
                                                           ended            ended
                                                       September 30,    September 30,
                                                            2006             2005
                                                       -------------    -------------
Statutory rate applied to loss before income taxes     $      (6,080)   $      (2,700)
Increase (decrease) in income taxes resulting from
     State income taxes                                         --               --
     Other, including reserve for deferred tax asset           6,080            2,700
                                                       -------------    -------------

       Income tax expense                              $        --      $        --
                                                       =============    =============

Temporary differences due to statutory requirements in the recognition of assets and liabilities for tax and financial reporting purposes, generally including such items as organizational costs, accumulated depreciation and amortization, allowance for doubtful accounts, organizational and start-up costs and vacation accruals. These differences give rise to the financial statement carrying amounts and tax bases of assets and liabilities causing either deferred tax assets or liabilities, as necessary, as of September 30, 2006 and 2005, respectively:


                                                 September 30,    September 30,
                                                      2006             2005
                                                 -------------    -------------
     Deferred tax assets
       Net operating loss carryforwards          $       6,080    $      28,600
       Less valuation allowance                         (6,080)         (28,600)
                                                 -------------    -------------

     Net Deferred Tax Asset                      $        --      $        --
                                                 =============    =============


During the six months  ended  September  30,  2006 and 2005,  respectively,  the
reserve  for  the  deferred   current  tax  asset   increased   (decreased)   by
approximately $(18,810) and $2,700, respectively.

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

On June 12, 2006, Don Hill sold 4,900,000 shares of common stock to Kaniksu Financial Services, LLC. for $5,000. These shares represent 83.7% of our issued and outstanding common stock. Kaniksu Financial Services, LLC. is a Washington limited liability company owned and managed by Gregory M. Wilson, the Company's

                          Senior Optician Service, Inc.

legal counsel since November 1999. This change in control event triggered a convertibility feature in three promissory notes, totaling $72,009.31, payable to Gregory M. Wilson. The outstanding debt, pursuant to the terms and conditions of the notes, is convertible into 2,880,372 common shares at $0.025 per share. Additionally, a common stock purchase warrant associated with the notes for the purchase of 800,000 common shares at $0.025 per share became immediately exercisable with the change in control event.

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

The following table presents warrant activity through September 30, 2006:

                                                                        Weighted
                                                                        Average
                                                           Number of    Exercise
                                                             Shares      Price
                                                           ---------   ---------
     Balance at March 31, 2004                                  --          --
       Issued                                                   --          --
       Exercised                                                --          --
                                                           ---------   ---------

     Balance at March 31, 2005                                  --          --
       Issued                                                800,000   $   0.025
       Expired                                                  --          --
       Exercised                                                --          --
                                                           ---------   ---------

     Balance at March 31, 2006                               800,000   $   0.025
       Issued                                                   --          --
       Expired                                                  --          --
       Exercised                                                --          --
                                                           ---------   ---------

     Balance at September 30, 2006                           800,000   $   0.025
                                                           =========   =========

The weighted average exercise price of all issued and outstanding warrants at September 30, 2006 is approximately $0.025.

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

Item 2.  Management's Discussion and Analysis or Plan of Operation

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

         During the quarter ended September 30, 2006, the Company incurred a comprehensive net loss of approximately $17,377 related to various general and administrative costs incurred in the support of the corporate entity and making required periodic reports to the U. S. Securities and Exchange Commission. The Company's plan to enter the specialty eye wear products business was suspended.

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

Item 3.     Controls and Procedures

(a)      Evaluation of Disclosure Controls and Procedures.

As of the end of the reporting period, September 30, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including the Company's Chairman and Chief Executive Officer/Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act"), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC's rules and forms. Based upon that evaluation, the Chairman and the Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's period SEC filings.

(b)      Changes in Internal Control.

Subsequent to the date of such evaluation as described in subparagraph(a)above, there were no changes in our internal controls or other factors that could significantly affect these controls, including any corrective action with regard to significant deficiencies and material weaknesses.

(c)      Limitations.

Our management, including our Principal Executive Officer and Principal Financial Officer, does not expect that our disclosure controls or internal controls over financial reporting will prevent all errors or all instances of fraud. However, we believe that our disclosure controls and procedures are designed to provide reasonable assurance of achieving this objective. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

                           PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

None.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of the security holders, through the solicitation of proxies or otherwise, during the quarter of the fiscal year covered by this report.

Item 5.  Other Information

None.

Item 6.  Exhibits

      Exhibit No.                        Exhibit Name


         31 Chief Executive/Financial Officer-Section 302 Certification pursuant to Sarbanes-Oxley Act.
         32          Chief   Executive   and   Financial   Officer-Section   906
                     Certification pursuant to Sarbanes-Oxley Act.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                   Senior Optician Service, Inc.

                                                    /s/ Patrick Downey
Dated: November  20, 2006                          -----------------------------
                                                   By: Patrick Downey
                                                   Title: President, CEO, CFO