Form 10QSB
period 2006-12-31
SENIOR OPTICIAN SERVICE INC
filed 2007-02-12
CIK 1101423

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB

(Mark one)

[X] Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

                For the quarterly period ending December 31, 2006

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

As of December 31, 2006, there were 5,854,000 shares of Common Stock issued and outstanding.

Transitional Small Business Disclosure Format: Yes    No X
                                                  ---   ---

                         PART I - FINANCIAL INFORMATION


Part 1 - Financial Statements

                          Senior Optician Service, Inc.
                                 Balance Sheets
                           December 31, 2006 and 2005

                                   (Unaudited)
                                                   December 31,
                                                   ------------
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
                                             =========    =========


                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities
   Notes payable                             $  72,010    $    --
   Accounts payable - trade                     22,111       63,741
   Accrued interest payable                      6,995         --
                                             ---------    ---------

   Total Current Liabilities                   101,116       63,741
                                             ---------    ---------


Commitments and Contingencies


Shareholders' Equity
   Common stock - $0.001 par value
     100,000,000 shares authorized
     5,854,000 shares issued and
      outstanding, respectively                  5,854        5,854
   Deferred compensation                        32,800         --
   Additional paid-in capital                  373,102      373,102
     Accumulated deficit                      (512,872)    (442,697)
                                             ---------    ---------

     Total Shareholders' Equity               (101,116)     (63,741)
                                             ---------    ---------

Total Liabilities and Shareholders' Equity   $    --      $    --
                                             =========    =========

   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.


                          Senior Optician Service, Inc.
                 Statements of Operations and Comprehensive Loss
                  Nine months ended December 31, 2006 and 2005

                                   (Unaudited)

                                 Three months ended            Nine months ended
                                    December 31,                  December 31,
                                2006           2005           2006           2005
                            -----------    -----------    -----------    -----------
Revenues                           --             --      $      --      $      --
                            -----------    -----------    -----------    -----------

Expenses
   Consulting and
     professional fees              800          3,300         11,600         10,545
   General and
     administrative                 300            922          2,443          1,652
   Interest expense               2,160           --            6,594           --
                            -----------    -----------    -----------    -----------

     Total expenses               3,260          4,222         20,637         12,197
                            -----------    -----------    -----------    -----------

Loss from operations             (3,260)        (4,222)       (20,637)       (12,197)

Provision for income
  taxes                            --             --             --             --
                            -----------    -----------    -----------    -----------

Net Loss                         (3,260)        (4,222)       (20,637)       (12,197)

Other comprehensive
  income                           --             --             --             --
                            -----------    -----------    -----------    -----------

Comprehensive Loss               (3,260)        (4,222)   $   (20,637)   $   (12,197)
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

                          Senior Optician Service, Inc.
                            Statements of Cash Flows
                  Nine months ended December 31, 2006 and 2005

                                   (Unaudited)

                                                             Nine months ended
                                                                December 31,
                                                              2006       2005
                                                            --------   --------

Cash Flows from Operating Activities
   Net Loss                                                 $(20,637)  $(12,197)
   Adjustments to reconcile net income to net cash
     provided by operating activities
       Depreciation and amortization                            --         --
       Increase (Decrease) in
         Accounts payable - Trade                             14,043     12,197
         Accrued interest payable                              6,594       --
                                                            --------   --------

Net cash provided by (used in) operating activities             --         --
                                                            --------   --------


Cash Flows from Investing Activities                            --         --
                                                            --------   --------


Cash Flows from Financing Activities                            --         --
                                                            --------   --------


Increase (Decrease) in Cash and Cash Equivalents                --         --

Cash and cash equivalents at beginning of period                --         --
                                                            --------   --------

Cash and cash equivalents at end of period                  $   --     $   --
                                                            ========   ========


Supplemental Disclosures of Interest and Income Taxes Paid

   Interest paid during the period                          $   --     $   --
                                                            ========   ========
   Income taxes paid (refunded)                             $   --     $   --
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

Pursuant to a Board of Directors resolution during the quarter ended June 30, 2003, management intends to change the Company's domicile from Minnesota to Nevada in a future period. As of December 31, 2006, and subsequent thereto, no action has been taken with regard to the domicile change.

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

                         Senior Optician Service, Inc.
                    Notes to Financial Statements - Continued


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

2.   Income taxes
     ------------

     The Company uses the asset and liability method of accounting for income taxes. At December 31, 2006 and 2005, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.
     Temporary differences due to statutory differences in the recognition of assets and liabilities for tax and financial reporting purposes, generally including such items as accumulated depreciation and amortization, allowance for doubtful accounts, organizational and start-up costs and vacation accruals.

     As of December 31, 2006 and 2005, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company held by owners 5.0% or more of the Company.

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

     At December 31, 2006 and 2005, and subsequent thereto, the Company has no outstanding stock warrants, options or convertible securities which could be considered as dilutive for purposes of the loss per share calculation.


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



                (Remainder of this page left blank intentionally)


                          Senior Optician Service, Inc.
                    Notes to Financial Statements - Continued


NOTE F - Income Taxes

The components of income tax (benefit) expense each of the nine month periods ended December 31, 2006 and 2005, respectively, are as follows:

                                                     Nine months    Nine months
                                                        ended          ended
                                                     December 31,   December 31,
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

The  Company's  income tax expense  (benefit)  for the nine month  periods ended
December 31, 2006 and 2005, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                       Nine months      Nine months
                                                          ended           ended
                                                       December 31,    December 31,
                                                           2006            2005
                                                       ------------    ------------
Statutory rate applied to loss before income taxes     $     (7,017)   $     (4,150)
Increase (decrease) in income taxes resulting from:
     State income taxes                                        --              --
     Other, including reserve for deferred tax asset          7,017           4,150
                                                       ------------    ------------

       Income tax expense                              $       --      $       --
                                                       ============    ============

Temporary differences due to statutory requirements in the recognition of assets and liabilities for tax and financial reporting purposes, generally including such items as organizational costs, accumulated depreciation and amortization, allowance for doubtful accounts, organizational and start-up costs and vacation accruals. These differences give rise to the financial statement carrying amounts and tax bases of assets and liabilities causing either deferred tax assets or liabilities, as necessary, as of December 31, 2006 and 2005, respectively:

                                                   December 31,    December 31,
                                                       2006            2005
                                                   ------------    ------------
     Deferred tax assets
       Net operating loss carryforwards            $      7,017    $     30,000
       Less valuation allowance                          (7,017)        (30,000)
                                                   ------------    ------------
     Net Deferred Tax Asset                        $       --      $       --
                                                   ============    ============

During the nine  months  ended  December  31, 2006 and 2005,  respectively,  the
reserve  for  the  deferred   current  tax  asset   increased   (decreased)   by
approximately $(17,793) and $7,000, respectively.

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

The following table presents warrant activity through December 31, 2006:

                                                                 Weighted
                                                                  Average
                                                    Number of    Exercise
                                                     Shares        Price
                                                    ---------    --------
                 Balance at March 31, 2004               --          --
                   Issued                                --          --
                   Exercised                             --          --
                                                    ---------

                 Balance at March 31, 2005               --          --
                   Issued                             800,000    $  0.025
                   Expired                               --          --
                   Exercised                             --          --
                                                    ---------

                 Balance at March 31, 2006            800,000      $0.025
                   Issued                                --          --
                   Expired                               --          --
                   Exercised                             --          --
                                                    ---------

                 Balance at December 31, 2006         800,000    $  0.025
                                                    =========

The weighted average exercise price of all issued and outstanding warrants at December 31, 2006 is approximately $0.025.

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

Item 1.   Financial Statements

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

     During the quarter ended December 31, 2006, the Company incurred a comprehensive net loss of approximately $3,260 related to various general and administrative costs incurred in the support of the corporate entity and making required periodic reports to the U. S. Securities and Exchange Commission. The Company's plan to enter the specialty eye wear products business was suspended.

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

Item 3.   Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures.

     As of the end of the reporting period, December 31, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including the Company's Chairman and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act"), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC's rules and forms. Based upon that evaluation, the Chairman and the Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's period SEC filings.

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

                                                   Senior Optician Service, Inc.


Dated: February 5, 2007                            /s/ Patrick Downey
                                                   -----------------------------
                                                   By: Patrick Downey
                                                   Title: President, CEO, CFO