Form 10KSB
period 2007-03-31
SENIOR OPTICIAN SERVICE INC
filed 2007-06-29
CIK 1101423

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[x]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
     1934
                   For the fiscal year ended March 31, 2007.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to______

                        Commission file number __________


                           SENIOR OPTICIAN SERVICE, INC.
                 (Name of Small Business Issuer in its Charter)


           Minnesota                                      41-1954595
-----------------------------------         ------------------------------------
   (State of Incorporation)                    (IRS Employer Identification No.)

18610 East 32nd Ave., Greenacres, WA                              99016
--------------------------------------                            -----
(Address of principal executive offices)                        (Zip Code)


Issuer's telephone number,(   509     )     891       -          8373
                           -----------  -------------   -----------------------


Securities Registered Pursuant of Section 12(b) of the Act: None

Securities Registered Pursuant of Section 12(g) of the Act: Common Stock, $0.001 Par Value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment of this Form 10-KSB. [ ]

Indicate by check mark whether the  registrant is a shell company (as defined by
Rule 12b-2of the Exchange Act. Yes [X]    No[ ]


The issuer had operating revenues of $-0-for the year ended March 31, 2007.

The Exhibit Index appears on page __.

As of March 31, 2007, there were 5,854,000 shares of the issuer's common stock outstanding. The aggregate market value of the shares of the issuer's voting stock held by non-affiliates was $88,270 based on the low bid price March 31, 2007 as quoted on the OTC Electronic Bulletin Board. The sum excludes the shares held by officers, directors, and stockholders whose ownership exceeded 10% of the outstanding shares at March 31, 2007, in that such persons may be deemed affiliates of the Company. This determination of affiliate status is not necessarily a conclusive determination for other purposes.


PART I.......................................................................

ITEM 1.  Business..............................................................2
ITEM 2.  Properties............................................................3
ITEM 3.  Legal Proceedings.....................................................3
ITEM 4.  Submission of Matters to vote of Security Holders.....................3

PART II......................................................................

ITEM 5.  Market for Common Equity and Related Stockholder Matters and Small
             Business Issuer Purchases of Equity Securities..................3-4
ITEM 6.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations...............................4
ITEM 7.  Financial Statements..................................................5
ITEM 8.  Changes In and Disagreements With Accounting and
             Financial Disclosure..............................................5
ITEM 8A. Controls and Procedures.............................................5-6
ITEM 8B. Other Information.....................................................6
PART III.....................................................................

ITEM 9.  Directors, Executive Officers, Promoters, and Control
           Persons: Compliance With Section 16(a) of the Exchange Act........6-7
ITEM 10.  Executive Compensation...............................................8
ITEM 11.  Security Ownership of Certain Beneficial Owners and Management.......8
ITEM 12.  Certain Relationships and Related Transactions.......................8

PART IV......................................................................

ITEM 13.  Exhibits and Reports on Form 8-K.....................................9
ITEM 14.  Principal Accountant Fees and Services............................9-10
SIGNATURES....................................................................10
EXHIBIT INDEX................................................................


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

Item 2. Description of Property.

     The Company has no property, either owned or leased, and maintains only a mailing address at 18610 East 32nd Ave., Greenacres, WA 99016. The Company does not anticipate the need for maintaining office facilities at any time in the foreseeable future. The Company pays no rent or other fees for the use of the mailing address as this the office of company legal counsel, Gregory M. Wilson. Mr. Wilson is managing member of Kaniksu Financial Services, LLC, a company affiliate and controlling shareholder. It is likely that the Company will not establish an office until it has completed a business acquisition transaction, but it is not possible to predict what arrangements will actually be made with respect to future office facilities.

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

                                    PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

(a)  Market Information.


     The Company's common stock became available for quotation on the NASD Electronic Bulletin Board on November 21, 2001 with the assigned trading symbol SOSV. The trading information has been provided by the National Association of Securities Dealers Composite Feed or other qualified inter-dealer quotation medium. Our high and low closing bid prices are as follows:

Quarter Ended                       High Bid         Low Bid


March 31, 2007                      0.13              0.13
December 31, 2006                   0.13              0.13
September 30, 2006                  0.18              0.18
June 30, 2006                       0.13              0.13

March 31, 2006                      0.11              0.05
December 31, 2005                   0.15              0.04
September 30, 2005                  0.045             0.045
June 30, 2005                       0.12              0.12

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

     All offers and sales were reported on interim reports during the fiscal year.

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

     During the year ended March 31, 2007, the Company incurred a comprehensive net loss of approximately $26,837 related to various general and administrative costs incurred in the support of the corporate entity and making required periodic reports to the U. S. Securities and Exchange Commission.

     We intend acquire an operating business entity in a business combination transaction. We are searching for such a candidate, but have not located an suitable candidates. In preparation for such a proposed transaction, we may change our corporate domicile and, or amend our articles of incorporation.

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


Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

     On November 15, 2006, the Board of Directors was notified by it's former auditors, S. W. Hatfield, CPA (SWHCPA) of Dallas, Texas that, due to the partner rotation rules and regulations of the U. S. Securities and Exchange Commission and Sarbanes-Oxley Act of 2002, SWHCPA was no longer eligible to provide auditing services to the Company. The Company's Board of Directors accepted the resignation of SWHCPA. No accountant's report on the financial statements for either of the past two (2) years contained an adverse opinion or a disclaimer of opinion or was qualified or modified as to uncertainty, audit scope or accounting principles, except for a going concern opinion expressing substantial doubt about the ability of the Company to continue as a going concern. During the Company's two most recent fiscal years (ended March 31, 2006 and 2005) and from April 1, 2006 to the date of the Current Report on Form 8-K (filed November 16, 2006) disclosing the change in auditors, there were no disagreements with SWHCPA on any matter of accounting principles or practices, financial disclosure, or auditing scope or procedure. There were no reportable events, as described in Item 304(a)(1)(iv)(B) of Regulation S-B, during the Company's two most recent fiscal years (ended March 31, 2006 and 2005) and from April 1, 2006 to the date of a Current Report filed on Form 8-K November 16, 2006.

     On November 15, 2006, the Company's Board of Directors approved the engagement of E. Randy Gruber, CPA, PC ("Gruber") of 1025 Marions Cove Dr., Lake St. Louis, Missouri 63367, as the Company's new registered independent public accounting firm to audit the Company's financial statements for the year ended March 31, 2007. Pursuant to SEC Release 34-42266, Gruber reviewed the Company's financial statements reported in Quarterly Reports on Form 10-QSB, commencing with the Quarterly Report on Form 10-QSB for the quarter ended September 30, 2006. The Company did not consult with Gruber at any time prior to November 15, 2006, including the Company's two most recent fiscal years ended March 31, 2006 and 2005, and the subsequent interim periods through the date of this Report, with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, or any other matters or reportable events set forth in Item 304(a)(2)(I) and (ii) of Regulation S-B.

Item 8A. CONTROLS AND PROCEDURES.

(a)  Evaluation of Disclosure Controls and Procedures.

     As of the end of the reporting period, March 31, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including the Company's Chairman and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act"), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC's rules and forms. Based upon that evaluation, the Chairman and the Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's period SEC filings.

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

Name                           Position             Age              Tenure

Patrick Downey            President, CEO, CFO       66              6/06-Present
                               Director

Donald Hill               President, Director       64              7/00-6/06

Sandra Hill               Secretary, Treasurer      58              7/00-6/06

Bradley Peterson          Vice President            58              7/00-6/06



(a)  Identify Directors and Executive Officers.

     During the fiscal year ending March 31, 2007, the Company had three directors resign, Donald Hill, Sandra Hill and Bradley Peterson. They resigned June 12, 2006.

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

Patrick Downey, C.P.A.

     Mr. Downey holds a Bachelor of Arts in Professional Accounting and is a Certified Public Accountant in Washington State. He has acted as Chief Financial Officer, Corporate Controller and Operations Manager for private and publicly-held companies. His professional competency includes all phases of branch accounting and necessary functions for the preparation of corporate tax returns and financial statements. He has also been responsible for training and supervising accounting and operations personnel.

     During the past years Mr. Downey has worked with the  following  companies:
Command Center, Inc. (CCNI:OTCBB, Post Falls, ID - Director of Taxation, 2005-2006 He was responsible for cleanup of tax liabilities for business combination transactions including registration with all states as branch offices opened with a national company. He was also responsible for managing daily cash flow requirements. Touchmark Living Centers, Butte, MT - Chief Operating Officer 2005 He was responsible for operations of senior living facility including annual budget for 2006, marketing, community relations and daily staffing for a seven day week operation. Visiontec Inc, Spokane, WA - Controller, 2002-2004 He was responsible for accounting, human resources and IS departments including the preparation of budgets, forecasts and cash flow reports. He prepared monthly and annual financial statements and information for outside accountants. 3B's Transportation Company, Lewiston, ID - Chief Financial Officer, 2001 He was responsible for all financial aspects of the company including the preparation of all financial reports, budget forecasting and cash flow projections. National Music Service Corp., Spokane, WA - Chief Financial Officer, 1995-2000 He was responsible for all financial aspects of the company, including the preparation of all financial reports, budget forecasting and five and ten year cash flow projections. He submitted monthly and quarterly reports to financial institutions and coordinated annual audit with a national accounting firm.

Identify Significant Employees. The Company has no significant employees.

Family Relationships. Donald and Sandra Hill are husband and wife.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than 10% of the Company's Common Stock, to file with the Securities and Exchange Commission initial reports of beneficial ownership and reports of changes in beneficial ownership of Common Stock of the Company. Officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission to furnish the Company with copies of all section 16(a) reports they file. The Company believes that during the fiscal year ended March 31, 2007, no Section 16(a) filings were made by executive officers, directors and beneficial owners of more than 10%of its Common Stock with the exception of Patrick Downey and Kaniksu Financial Services, LLC.

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

Item 10. Executive Compensation.

     The Company has one executive officer. The executive officer has been paid 100,000 common shares as compensation. The company does not have an employee stock option plan and has granted no other form of compensation to its executive officer except as noted above. The Company does not have a written employment contract with its executive officers.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.

     Table 1 lists the persons who are known to the Company to be the owners of more than five percent of the Company's equity shares according to the stockholder list provided by the Company's transfer agent as of March 31, 2007.

(a)  Beneficial Ownership of more than 5% based on 5,854,000.

     Table 1.


    (1)                (2)                    (3)                     (4)
Title of Class    Name and Address      Amount and Nature       Percent of Class

Common            Kaniksu Financial       4,900,000                  83.70%
                  Services, LLC (1)

Common            Gregory M. Wilson       3,955,372(2)               67.56%


Notes:

(1)Gregory M. Wilson has voting and dispositive control over the securities owned by Kaniksu Financial Services, LLC by virtue of being the managing member.

(2) Includes 275,000 common shares, 800,000 common shares underlying a common stock warrant, and 2,880,372, shares underlying convertible promissory notes.

(b)  Security Ownership of Management.

Common            Patrick Downey             100,000                   1.71%

Officers and Directors as Group*             100,000                   1.71%

(c) Changes in Control. On June 12, 2006, Mr. Hill sold 4,900,000 common shares to Kaniksu Financial Services, LLC. A current report on this transaction was filed on Form 8-K June 14, 2006.

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

          31 Chief Executive Officer-Section 302 Certification pursuant to Sarbanes- Oxley Act.

          32 Chief Executive Officer-Section 906 Certification pursuant to Sarbanes-Oxley Act.

* Previously filed Form 8-K June 15, 2006.

ITEM 14. Principal Accountant Fees and Services.


The Company paid or accrued the following fees in each of the prior two fiscal years to its principal accountant, S. W. Hatfield, CPA of Dallas, Texas

                          Year ended    Year ended
                           March 31      March 31,
                            2007          2006
                            ----          ----

Audit fees                $4,100         $3,920
Audit-related fees           --            --
Tax fees                     --            --
All other fees               --            --
Totals                    $4,100         $3,920

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

The Board reviewed the audited financial statements of the Company as of and for the year ended March 31, 2007 and 2006, with management and the independent auditors. Management has the sole ultimate responsibility for the preparation of the Company's financial statements and the independent auditors have the responsibility for their examination of those statements.

Based on the above-mentioned review and discussions with the independent auditors and management, the Board of Directors approved the Company's audited consolidated financial statements and recommended that they be included in its Annual Report on Form 10-KSB for the year ended March 31, 2007, for filing with the Securities and Exchange Commission.

The Company's principal accountant, E. Randy Gruber, CPA, PC, did not engage any other persons or firms other than the principal accountant's full-time, permanent employees.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: June 29, 2007


Senior Optician Service, Inc.




By: /s/ Patrick Downey
----------------------
        Patrick Downey
Title:  President, CEO, CFO


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




By: /s/ Patrick Downey                                             June 29, 2007
-----------------------------
        Patrick Downey
Title:  President, Director

                         SENIOR OPTICIAN SERVICE, INC.

a)   CONTENTS

                                                                          Page
                                                                          ----

Report of Registered Independent Certified Public Accounting Firm          F-2

Financial Statements

   Balance Sheets
     as of March 31, 2007 and 2006                                         F-3

   Statements of Operations and Comprehensive Loss
     for the years ended March 31, 2007 and 2006                           F-4

   Statement of Changes in Shareholders' Deficit
     for the years ended March 31, 2007 and 2006                           F-5

   Statements of Cash Flows
     for the year ended March 31, 2007 and 2006                            F-6

   Notes to Financial Statements                                           F-7

                      LETTERHEAD OF GRUBER & COMPANY, LLC
             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

THE BOARD OF DIRECTORS AND SHAREHOLDERS OF SENIOR OPTICIAN SERVICE, INC. We have audited the accompanying balance sheets of Senior Optician Service, Inc. as of March 31, 2007 and 2006 and the related statements of operations, stockholders'equity and cash flows for each of the two years in the period ended March 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform our audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects the financial position of Senior Optician Service, Inc. as of March 31, 2007 and 2006 and the results of its' operations and its' cash flows for each of the two years in the period ended March 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

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

Gruber & Company, LLC
Lake Saint Louis, Missouri
June 24, 2007

                          SENIOR OPTICIAN SERVICE, INC.
                                 BALANCE SHEETS
                             March 31, 2007 and 2006

                                                 March 31,   March 31,
                                                  2007         2006
                                                ---------    ---------
                                     ASSETS
                                     ------
Current Assets
   Cash in bank                                 $    --      $    --
                                                ---------    ---------
Total Assets                                    $    --      $    --
                                                =========    =========



                     LIABILITIES AND SHAREHOLDERS' DEFICIT
                     -------------------------------------


Current Liabilities
   Notes payable                                $  95,881    $  72,010
   Accounts payable - trade                          --          8,068
       Accrued interest payable                    11,435          402
                                                ---------    ---------

     Total Liabilities                            107,316       80,480
                                                ---------    ---------


Shareholders' Deficit
   Common stock - $0.001 par value
     100,000,000 shares authorized
     5,854,000 shares issued and outstanding,
               respectively                         5,854        5,854
   Deferred compensation                           32,800       32,800
      Additional paid-in capital                  373,102      373,102
   Accumulated deficit                           (519,072)    (492,236)
                                                ---------    ---------

   Total Shareholders' Deficit                   (107,316)     (80,480)
                                                ---------    ---------

Total Liabilities and Shareholders' Deficit     $    --      $    --
                                                =========    =========









   The accompanying notes are an integral part of these financial statements.

                         SENIOR OPTICIAN SERVICE, INC.
                STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                      Years ended March 31, 2007 and 2006

                                             Year ended    Year ended
                                              March 31,     March 31,
                                                2007          2006
                                           -----------    -----------



Revenues                                   $      --      $      --
                                           -----------    -----------

Expenses
   Consulting and professional fees             13,200         26,420
   General and administrative expenses           2,603          2,115
    Interest expense                            11,033            402
   Compensation related to warrants               --           32,800
                                           -----------    -----------

     Total operating expenses                   26,836         61,737
                                           -----------    -----------

Loss from Operations                           (26,836)       (61,737)

Provision for Income Taxes                        --             --
                                           -----------    -----------

Net Loss                                       (26,836)       (61,737)

Other comprehensive income                        --             --
                                           -----------    -----------

Comprehensive Loss                         $   (26,836)   $   (61,737)
                                           ===========    ===========

Net loss per weighted-average share
   of common stock outstanding, computed
   on Net Loss - Basic                     $      nil           (0.01)
                 Fully diluted                    nil           (0.01)
                                           ===========    ===========

Weighted-average number of shares
   of common stock outstanding -
   Basic                                     5,854,000      5,854,000
   Fully diluted                             8,920,979      5,854,000
                                           ===========    ===========




   The accompanying notes are an integral part of these financial statements.




                            SENIOR OPTICIAN SERVICE, INC.
                    STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT
                         Years ended March 31, 2007 and 2006


                                  Common Stock               Additional
                             ------------------------         paid-in        Deferred       Accumulated
                              Shares           Amount         capital      Compensation       deficit         Total
                            ---------       ---------       ---------       ---------       ---------        ---------

  Balances at
   March 31, 2005           5,854,000           5,854         373,102            --           430,499)         (51,543)

Issuance of common
   stock warrants                --              --              --            32,800            --             32,800

Net loss for the year            --              --              --              --           (61,737)         (61,737)
                            ---------       ---------       ---------       ---------       ---------        ---------

Balances at
   March 31, 2006           5,854,000       $   5,854       $ 373,102       $  32,800       $(492,236)       $ (80,480)


Net loss for the year            --              --              --              --           (26,836)         (26,836)
                            ---------       ---------       ---------       ---------       ---------        ---------

Balances at
   March 31, 2007           5,854,000       $   5,854       $ 373,102       $  32,800       $(519,072)       $(107,316)
                            =========       =========       =========       =========       =========        =========





   The accompanying notes are an integral part of these financial statements.

                            SENIOR OPTICIAN SERVICE, INC.
                              STATEMENTS OF CASH FLOWS
                         Years ended March 31, 2007 and 2006


                                                    Year ended    Year ended
                                                     March 31,     March 31,
                                                      2007           2006
                                                   --------       --------


  Cash Flows from Operating Activities
   Net loss for the year                           $(26,836)      $(61,737)
   Adjustments to reconcile net loss to net
     cash provided by operating activities
     Compensation expense related to issuance
         of warrants                                   --           32,800
       Increase (decrease)in
                    Accounts payable - trade        (15,803)        28,535
                    Accrued interest payable         11,033            402
                                                   --------       --------

   Net cash used in operating activities               --             --
                                                   --------       --------


Cash Flows from Investing Activities                   --             --
                                                   --------       --------


Cash Flows from Financing Activities                   --             --
                                                   --------       --------


Increase (Decrease) in Cash                            --             --

Cash at beginning of period                            --             --
                                                   --------       --------

Cash at end of period                              $   --         $   --
                                                   ========       ========


Supplemental Disclosure of Interest and
 Income Taxes Paid
     Interest paid for the year                    $   --         $   --
                                                   ========       ========
     Income taxes paid for the year                $   --         $   --
                                                   ========       ========

Supplemental Disclosure of Non-Cash Investing
  and Financing Activities
   Conversion of trade accounts payable into
      notes payable                                $ 23,872       $ 72,010
                                                   ========       ========




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

On June 12, 2006, Don Hill sold 4,900,000 shares of common stock Kaniksu Financial Services, LLC. for $5,000. These shares represent 83.7% of our issued and outstanding common stock. Kaniksu Financial Services, LLC. is a Washington limited liability company owned and managed by Gregory M. Wilson, the Company's legal counsel since November 1999. This change in control event triggered a convertibility feature in three promissory notes, totaling $72,009.31, payable to Gregory M. Wilson. The outstanding debt, pursuant to the terms and conditions of the notes, was convertible into 2,880,372 common shares at $0.025 per share. Additionally, a common stock purchase warrant associated with the notes for the purchase of 800,000 common shares at $0.025 per share became immediately exercisable with the change in control event.

SENIOR OPTICIAN SERVICE, INC.
NOTES TO FINANCIAL STATEMENTS

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

2. Income taxes

The Company uses the asset and liability method of accounting for income taxes. At March 31, 2007 and 2006, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences due to statutory differences in the recognition of assets and liabilities for tax and financial reporting purposes, generally including such items as accumulated depreciation and amortization, allowance for doubtful accounts, organizational and start-up costs and vacation accruals.

As of March 31, 2007 and 2006, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company held by owners 5.0% or more of the Company.

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

SENIOR OPTICIAN SERVICE, INC.
NOTES TO FINANCIAL STATEMENTS - CONTINUED

NOTE F - Income Taxes

The components of income tax (benefit) expense for the year ended March 31, 2007 and 2006, respectively, are as follows:

                                       Year ended  Year ended
                                        March 31,   March 31,
                                          2007        2006
                                      ----------   ----------
  Federal:
    Current                           $     --     $     --
    Deferred                                --           --
                                      ----------   ----------
                                            --           --
                                      ----------   ----------
  State:
    Current                                 --           --
    Deferred                                --           --
                                      ----------   ----------
                                            --           --
                                      ----------   ----------

    Total                             $     --     $     --
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

The Company's income tax expense (benefit) for the years ended March 31, 2007 and 2006, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                         Year ended   Year ended
                                                          March 31,    March 31,
                                                            2007         2006
                                                         ----------   ---------

 Statutory rate applied to loss before income taxes     $   (2,900)   $ (9,800)
 Increase (decrease) in income taxes resulting from:
      State income taxes                                      --            --
      Other, including reserve for deferred tax asset        2,900       9,800
                                                        ----------    ---------

           Income tax expense                           $     --      $     --
                                                        ==========    =========

Temporary differences due to statutory requirements in the recognition of assets and liabilities for tax and financial reporting purposes, generally including such items as organizational costs, accumulated depreciation and amortization, allowance for doubtful accounts, organizational and start-up costs and vacation accruals. These differences give rise to the financial statement carrying amounts and tax bases of assets and liabilities causing either deferred tax assets or liabilities, as necessary, as of March 31, 2007 and 2006, respectively:

                                                        March 31,    March 31,
                                                         2007         2006
                                                      ---------    ---------
  Deferred tax assets
    Net operating loss carryforwards                  $   2,900    $  34,400
    Less valuation allowance                            ( 2,900)     (34,400)
                                                      ---------    ---------

    Net Deferred Tax Asset                            $    --      $    --
                                                      =========    =========

SENIOR OPTICIAN SERVICE, INC.
NOTES TO FINANCIAL STATEMENTS - CONTINUED

NOTE F - Income Taxes - Continued

During the years ended March 31, 2007 and 2006, respectively, the reserve for the deferred current tax asset increased by approximately $2,900 and $9,800, respectively. Due to the change in control on June 12, 2006, the Company's deferred tax asset was reset to $-0- pursuant to the requirements of Internal Revenue Code Section 338.

NOTE G - Notes Payable

On March 15, 2006, the Company executed three (3) separate notes payable to Gregory M. Wilson, the Company's legal counsel to formalize certain amounts owed to Mr. Wilson for services rendered and expenses advanced on behalf of the Company during the period from April 1, 2003 through March 31, 2006. These notes aggregate approximately $72,010 and bear interest at 12.0% per annum, compounded monthly, on a 365-366 day year, as applicable and actual days lapsed. The note agreements are automatically amended to include any additional funds advanced by Mr. Wilson after the note agreement date. During the year ended March 31, 2007, $23,871 of advances were added to the notes payable, which at March 31, 2007 totalled $95,881.

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

NOTE H - Common Stock

Transactions On June 11, 2003, the Company entered into a Private Placement Agreement with Long Lane Capital, Inc. for the issuance of 50,000,000 shares of restricted, unregistered common stock at a price of $0.001 per share, or gross proceeds of $50,000, to support short-term working capital requirements. This transaction approximates the "fair value" of the securities sold. To the best of management's knowledge, it is believed that there have been no open market trades of the Company's common stock to benchmark a "fair value" other than the agreed-upon value of the transaction. The Company relied upon an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933 ('33 Act) because this transaction did not involve a public offering. No underwriters were used in connection with this transaction. As of March 31, 2007, and subsequent thereto, no funds have been received on this Agreement and no shares of common stock have been issued.

On June 11, 2003, the Company's Board of Directors authorized and implemented the 2003 Equity Incentive Plan. The Equity Incentive Plan sets aside Five Million (5,000,000) common shares which may be awarded to eligible persons in the future. The Plan became effective June 30, 2003. The Company intends to register the Plan pursuant to a Registration Statement to be filed on Form S-8 at a future date. As of March 31, 2007, and subsequent thereto, no shares have been awarded under this plan.

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

The following table presents warrant activity through March 31, 2007:


                                                        Weighted
                                                         Average
                                           Number of    Exercise
                                            Shares       Price
                                           ---------    --------


  Balance at March 31, 2005                   --           --

    Issued                                   800,000     $ 0.025
    Exercised                                 --           --
                                            --------      -------

  Balance at March 31, 2006                 800,000      $ 0.025

    Issued                                    --           --
    Expired                                   --           --
    Exercised                                 --           --
                                            -------      -------

  Balance at March 31, 2007                 800,000      $ 0.025
                                            =======      =======


The weighted average exercise price of all issued and outstanding warrants at March 31, 2007 is approximately $0.025. For purposes of computing the imputed fair value of each warrant issued is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions for the year ended March 31, 2006: dividend yield of 0%, expected volatility of 400.00 (based on the volatility of the Company's common stock over the preceding 52 weeks through the date of the respective warrant); a risk-free interest rate of approximately 7.50%, and an expected life of 90 days, due to the June 12, 2006 change in control transaction which triggered the exercise provisions of the Warrant.


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


NOTE J- Other

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

NOTE K- Selected Financial Data (Unaudited)

The following is a summary of the quarterly results of operations for the years ended March 31, 2007 and 2006, respectively:

                                 Quarter ended   Quarter ended    Quarter ended    Quarter ended     Year ended
                                  June 30,       September 30,     December 31,      March 31,        March 31,
                                -------------    -------------    -------------    -------------    -------------

Year ended March 31, 2006
-------------------------
   Revenues                  $      --        $      --        $      --        $      --        $      --
   Gross profit                     --               --               --               --               --
   Net earnings                   (3,990)          (3,985)          (4,222)         (49,450)         (61,737)
   Basic and fully diluted
     earnings per share             --               --               --        $     (0.01)     $     (0.01)
   Weighted-average
     number of shares
     issued and
     outstanding               5,854,000        5,854,000        5,854,000        5,854,000        5,854,000

Year ended March 31, 2007
-------------------------
   Revenues                  $      --        $      --        $      --        $      --        $      --
   Gross profit                     --               --               --               --               --
   Net earnings                  (10,352)          (7,025)          (3,260)          (6,199)         (26,836)
   Basic earnings
     per share                      --               --               --               --               --
   Fully diluted
     earnings per
     share
   Weighted-average
     number of shares
     issued and
     outstanding-
     Basic                     5,854,000        5,854,000        5,854,000        5,854,000        5,854,000
     Fully diluted             7,080,791        8,307,583        8,716,513        8,920,979        8,920,979



The Company experiences fluctuations in quarterly expenditure levels based upon the respective timing of activities and, accordingly, the expenses related thereto for the maintenance of the corporate entity.