Form 10QSB
period 2007-06-30
SENIOR OPTICIAN SERVICE INC
filed 2007-08-14
CIK 1101423

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB



(Mark one)

[X] Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

                  For the quarterly period ending June 30, 2007

[ ] Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

         For the transition period from ______________ to _____________




                          SENIOR OPTICIAN SERVICE, INC.
        (Exact name of small business issuer as specified in its charter)

       Minnesota                                              41-1954595
--------------------------                                    --------
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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes___ No ___

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2of the Exchange Act. Yes X No -

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of June 30, 2007, there were 5,854,000 shares of Common Stock issued and outstanding.

Transitional Small Business Disclosure Format : Yes No X ----- -----



                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements


Part 1 - Financial Statements

                          Senior Optician Service, Inc.
                                 Balance Sheets
                        June 30, 2007 and March 31, 2007

                                            June 30, 2007   March 31, 2007
                                             (Unaudited)

                                     ASSETS
                                     ------
Current Assets
   Cash on hand and in bank              $        --      $        --
                                            -------------    -------------

Total Assets                             $        --      $        --
                                            =============    =============


                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities
   Notes payable                         $      95,881    $      95,881
   Accounts payable - trade                        144             --
   Accrued interest payable                     14,553           11,435
                                            -------------    -------------

   Total Current Liabilities                   110,578          107,316
                                            -------------    -------------


Commitments and Contingencies


Shareholders' Equity
   Common stock - $0.001 par value
     100,000,000 shares authorized
     5,854,000 shares issued and
      outstanding, respectively                  5,854            5,854
   Deferred compensation                        32,800           32,800
   Additional paid-in capital                  373,102          373,102
     Accumulated deficit                      (522,334)        (519,072)
                                            -------------    -------------

     Total Shareholders' Equity               (110,578)        (107,316)
                                            -------------    -------------

Total Liabilities and Shareholders' Equity $      --      $        --
                                            =============    =============

The financial information presented herein has been prepared by management without audit by independent certified public accountants. The accompanying notes are an integral part of these financial statements.

                          Senior Optician Service, Inc.
                 Statements of Operations and Comprehensive Loss
                    Three months ended June 30, 2007 and 2006

                                   (Unaudited)

                                                        Three months ended
                                                             June 30,
                                                      2007             2006
                                                    ---------        ----------

Revenues                                          $        --      $        --
                                                    ---------        ----------

Expenses
   Consulting and
     professional fees                                      --            7,600
   General and
     administrative                                        144              597
   Interest expense                                      3,118            2,155
                                                   -----------       ----------

     Total expenses                                      3,262           10,352
                                                    ----------       ----------

Loss from operations                                   ( 3,262)         (10,352)

Provision for income
  taxes                                                     --               --
                                                    ----------       ----------

Net loss                                           $   ( 3,262)    $    (10,352)
                                                    ==========       ==========

Loss per weighted-average
 share of common stock
 outstanding, computed
 on Net Loss - basic
 and fully diluted                                        nil              nil
                                                    ==========       ==========

Weighted-average
  number of shares
  of common stock
  outstanding                                        5,854,000        5,854,000
                                                    ==========       ==========





The financial information presented herein has been prepared by management without audit by independent certified public accountants. The accompanying
notes are an integral part of these financial statements.                      4

                          Senior Optician Service, Inc.
                            Statements of Cash Flows
                    Three months ended June 30, 2007 and 2006

                                   (Unaudited)

                                                       Three months ended
                                                            June 30,
                                                     2007            2006
                                                -------------    -------------

Cash Flows from Operating Activities
   Net Loss                                   $     ( 3,262)   $     (10,352)
   Adjustments to reconcile net income to net cash
     provided by operating activities
       Depreciation and amortization                    --               --
       Increase (Decrease) in
         Accounts payable - Trade                       144            8,197
         Accrued interest payable                     3,118            2,155
                                                    --------         --------
Net cash provided by (used in) operating activities    --               --
                                                    --------         --------
Cash Flows from Investing Activities                   --               --
                                                    ---------        --------
Cash Flows from Financing Activities                   --               --
                                                    ---------        ---------
Increase (Decrease) in Cash and Cash Equivalents       --               --

Cash and cash equivalents at beginning of period       --               --
                                                    ----------       ----------
Cash and cash equivalents at end of period         $   --        $      --
                                                    ==========       ==========

Supplemental Disclosures of Interest and Income Taxes Paid

   Interest paid during the period                 $    --        $       --
                                                    ==========       ==========
   Income taxes paid (refunded)                    $    --        $       --
                                                    ==========       ==========





The financial information presented herein has been prepared by management without audit by independent certified public accountants. The accompanying
notes are an integral part of these financial statements.                      5

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

2. Income taxes

The Company uses the asset and liability method of accounting for income taxes. At June 30, 2007 and 2006, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences due to statutory differences in the recognition of assets and liabilities for tax and financial reporting purposes, generally including such items as accumulated depreciation and amortization, allowance for doubtful accounts, organizational and start-up costs and vacation accruals.

As of June 30, 2007 and 2006, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company held by owners 5.0% or more of the Company.

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

                          SENIOR OPTICIAN SERVICE, INC.

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

NOTE F - Income Taxes

The components of income tax (benefit) expense for the three months periods ended June 30, 2007 and 2006, respectively, are as follows:


                                    Three month periods ended
                                      June 30,    June 30,
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

The Company's income tax expense (benefit) for the three months ended June 30, 2007 and 2006, respectively, differed from the statutory federal rate of 34 percent as follows:

                                              Three month periods ended
                                                      June 30
                                                 2007         2006
                                              ----------   ---------

Statutory rate applied to loss
   before income taxes                       $   (1,110)   $ (3,520)
Increase (decrease) in income taxes resulting from:

State income taxes                                   --            --
Other, including reserve for deferred tax asset     1,110
3,520

-                                                ---------    ---------

          Income tax expense                 $     --      $     --
                                                ==========    =========



Temporary differences due to statutory requirements in the recognition of assets and liabilities for tax and financial reporting purposes, generally including such items as organizational costs, accumulated depreciation and amortization, allowance for doubtful accounts, organizational and start-up costs and vacation accruals. These differences give rise to the financial statement carrying amounts and tax bases of assets and liabilities causing either deferred tax assets or liabilities, as necessary, as of June 30, 2007 and 2006, respectively:


                                                 June 30,    June 30,
                                                  2007         2006
                                                 ---------    ---------
Deferred tax assets
  Net operating loss carryforwards              $   1,110    $  3,520
  Less valuation allowance                        ( 1,110)     (3,520)
                                                 ---------    ---------

  Net Deferred Tax Asset                        $    --      $    --
                                                 =========    =========

                          SENIOR OPTICIAN SERVICE, INC.

NOTE F - Income Taxes - Continued

During the three months periods ended June 30, 2007 and 2006, respectively, the reserve for the deferred current tax asset increased by approximately $1,110 and $3,520, respectively. Due to the change in control on June 12, 2006, the Company's deferred tax asset was reset to $-0- pursuant to the requirements of Internal Revenue Code Section 338.

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

On June 11, 2003, the Company's Board of Directors authorized and implemented the 2003 Equity Incentive Plan. The Equity Incentive Plan sets aside Five

Million (5,000,000) common shares which may be awarded to eligible persons in the future. The Plan became effective June 30, 2003. The Company intends to register the Plan pursuant to a Registration Statement to be filed on Form S-8 at a future date. As of June 30, 2007, and subsequent thereto, no shares have been awarded under this plan.

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

The following table presents warrant activity through June 30, 2007:


                                                      Weighted
                                                       Average
                                         Number of    Exercise
                                          Shares       Price
                                         ---------    --------


Balance at March 31, 2005                  --           --

  Issued                                  800,000     $ 0.025
  Exercised                                 --           --
                                          --------      -------

Balance at March 31, 2006                 800,000      $ 0.025

  Issued                                    --           --
  Expired                                   --           --
  Exercised                                 --           --
                                          -------      -------

Balance at March 31, 2007                 800,000      $ 0.025

  Issued                                    --           --
  Expired                                   --           --
  Exercised                                 --           --
                                          -------      -------
Balance at June 30, 2007                  800,000      $ 0.025
                                          =======      =======

The weighted average exercise price of all issued and outstanding warrants at June 30, 2007 is approximately $0.025. For purposes of computing the imputed fair value of each warrant issued is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions for the year ended March 31, 2006: dividend yield of 0%, expected volatility of 400.00 (based on the volatility of the Company's common stock over the preceding 52 weeks through the date of the respective warrant); a risk-free interest rate of approximately 7.50%, and an expected life of 90 days, due to the June 12, 2006 change in control transaction which triggered the exercise provisions of the Warrant.

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

     There is no assurance that the Company will be able to obtain additional funding through the sales of additional se000/curities or, that such funding, if available, will be obtained on terms favorable to or affordable by the Company. It is the intent of management and significant stockholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity. However, there is no legal obligation for either management or significant stockholders to provide additional future funding.

     During the quarter ended June 30, 2007, the Company incurred a net loss of approximately $3,262 related to various general and administrative costs incurred in the support of the corporate entity and making required periodic reports to the U. S. Securities and Exchange Commission. The Company's plan to enter the specialty eye wear products business was suspended.

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

Item 3. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

     As of the end of the reporting period, June 30, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including the Company's Chairman and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act"), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC's rules and forms. Based upon that evaluation, the Chairman and the Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's period SEC filings.

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

                          Senior Optician Service, Inc.


Dated: August 13, 2007                      ________________________
                                            By: Patrick Downey
                                            Title: President, CEO, CFO