Form 10QSB
period 2007-09-30
SENIOR OPTICIAN SERVICE INC
filed 2007-11-14
CIK 1101423

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB



(Mark one)

[X] Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

               For the quarterly period ending September 30, 2007

[ ] Transition Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

         For the transition period from ______________ to _____________




                          SENIOR OPTICIAN SERVICE, INC.
        (Exact name of small business issuer as specified in its charter)

       Nevada                                               41-1954595
-----------------------                                     ----------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of September 30, 2007, there were 5,854,000 shares of Common Stock issued and outstanding.

Transitional Small Business Disclosure Format : Yes    No X

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                         PART I - FINANCIAL INFORMATION

Part 1 - Financial Statements

                          Senior Optician Service, Inc.
                                 Balance Sheets
                      September 30, 2007 and June 30, 2007

                                   (Unaudited)

                                                September 30,     June 30,
                                                --------------------------
                                                   2007             2007
                                                ---------        ---------
                                     ASSETS
                                     ------
Current Assets
   Cash on hand and in bank                    $    --          $    --
                                                ---------        ---------
Total Assets                                   $    --          $    --
                                                =========        =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities
   Notes payable                               $  95,881        $95,881
   Accounts payable - trade                        2,929            144
   Accrued interest payable                       17,899         14,553
                                                ---------      ---------
   Total Current Liabilities                     116,709        110,578
                                                ---------      ---------
Commitments and Contingencies

Shareholders' Equity
   Common stock - $0.001 par value
     100,000,000 shares authorized
     5,854,000 shares issued and
      outstanding, respectively                    5,854          5,854
   Deferred compensation                          32,800         32,800
   Additional paid-in capital                    373,102        373,102
     Accumulated deficit                        (528,465)      (522,334)
                                               ---------       ---------
     Total Shareholders' Equity                 (116,709)      (110,578)
                                               ---------       ---------
Total Liabilities and Shareholders' Equity     $   --          $    --
                                               =========       =========

The financial information presented herein has been prepared by management without audit by independent certified public accountants. The accompanying notes are an integral part of these financial statements.


                          Senior Optician Service, Inc.
                 Statements of Operations and Comprehensive Loss
                  Six months ended September 30, 2007 and 2006
                                   (Unaudited)

                                Three months ended            Six months ended
                                   September 30,                September 30,
                                2007           2006          2007           2006
                            -----------    -----------    -----------    -----------

Revenues                           --             --      $      --      $      --
                            -----------    -----------    -----------    -----------
Expenses
   Consulting and
     professional fees             --            3,200           --           10,800
   General and
     administrative               2,785          1,546          2,929          2,143
   Interest expense               3,346          2,279          6,464          4,434
                            -----------    -----------    -----------    -----------
     Total expenses               6,131          7,025          9,393         17,377
                            -----------    -----------    -----------    -----------
Loss from operations             (6,131)        (7,025)        (9,393)       (17,377)

Provision for income
  taxes                            --             --             --             --
                            -----------    -----------    -----------    -----------

Net Loss                         (6,131)        (7,025)        (9,393)       (17,377)

Other comprehensive
  income                           --             --             --             --
                            -----------    -----------    -----------    -----------

Comprehensive Loss               (6,131)        (7,025)   $    (9,393)   $   (17,377)
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

   Senior Optician Service, Inc. Statements of Cash Flows Three months ended
                          September 30, 2007 and 2006

                                   (Unaudited)
                                                        Six months ended
                                                          September 30,
                                                        2007        2006
                                                      --------    --------

Cash Flows from Operating Activities
   Net Loss                                           $ (9,393)   $(17,377)
   Adjustments to reconcile net income to net cash
     provided by operating activities
       Depreciation and amortization                      --          --
       Increase (Decrease) in
         Accounts payable - Trade                        2,929      12,943
         Accrued interest payable                        6,464       4,434
                                                      --------    --------


Net cash provided by (used in) operating activities       --          --
                                                      --------    --------


Cash Flows from Investing Activities                      --          --
                                                      --------    --------


Cash Flows from Financing Activities                      --          --
                                                      --------    --------


Increase (Decrease) in Cash and Cash Equivalents          --          --

Cash and cash equivalents at beginning of period          --          --
                                                      --------    --------

Cash and cash equivalents at end of period            $   --      $   --
                                                      ========    ========

Supplemental Disclosures of Interest and Income Taxes Paid

   Interest paid during the period                    $   --      $   --
                                                      ========    ========
   Income taxes paid (refunded)                       $   --      $   --
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

Pursuant to a Board of Directors resolution during the quarter ended June 30, 2003, management intends to change the Company's domicile from Minnesota to Nevada in a future period. On August 31, 2007, the Company changed its corporate domicile from the State of Minnesota to the State of Nevada. The capital structure of the Company remains unchanged. The change of domicile was implemented by the formation of an new Nevada corporation named Senior Optician Service, Inc. which was formed on June 25, 2007. The Minnesota Senior Optician Service, Inc. was merged into and with the Nevada Senior Optician Service, Inc. corporation. The Minnesota corporation disappeared August 31, 2007 following the completion of the merger.

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

                         SENIOR OPTICIAN SERVICE, INC.

                         NOTES TO FINANCIAL STATEMENTS


NOTE  C  -  Going  Concern  Uncertainty - Continued

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

2.   Income taxes

The Company uses the asset and liability method of accounting for income taxes. At September 30, 2007 and 2006, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences due to statutory differences in the recognition of assets and liabilities for tax and financial reporting purposes, generally including such items as accumulated depreciation and amortization, allowance for doubtful accounts, organizational and start-up costs and vacation accruals.

                         SENIOR OPTICIAN SERVICE, INC.

                         NOTES TO FINANCIAL STATEMENTS

NOTE D - Summary of Significant Accounting Policies - Continued

As of September 30, 2007 and 2006, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company held by owners 5.0% or more of the Company.

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

                         SENIOR OPTICIAN SERVICE, INC.

                         NOTES TO FINANCIAL STATEMENTS


NOTE F - Income Taxes

The components of income tax (benefit) expense for the six months periods ended September 30, 2007 and 2006, respectively, are as follows:

                                    Six month periods ended
                                         September 30,
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

The Company's income tax expense (benefit) for the six months ended September 30, 2007 and 2006, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                       Six month periods ended
                                                            September 30,
                                                        2007            2006
                                                      -------         -------
Statutory rate applied to loss
   before income taxes                                $(3,194)        $(6,080)

Increase (decrease) in income taxes resulting from:
State income taxes                                       --              --
Other, including reserve for deferred tax asset         3,194           6,080

                                                      -------         -------

          Income tax expense                          $  --           $  --
                                                      =======         =======

                         SENIOR OPTICIAN SERVICE, INC.

                         NOTES TO FINANCIAL STATEMENTS

NOTE F - Income Taxes - Continued

Temporary differences due to statutory requirements in the recognition of assets and liabilities for tax and financial reporting purposes, generally including such items as organizational costs, accumulated depreciation and amortization, allowance for doubtful accounts, organizational and start-up costs and vacation accruals. These differences give rise to the financial statement carrying amounts and tax bases of assets and liabilities causing either deferred tax assets or liabilities, as necessary, as of September 30, 2007 and 2006, respectively:

                                                      September 30,
                                                    2007         2006
                                                 ---------    ---------
Deferred tax assets
  Net operating loss carryforwards              $   3,194    $  6,080
  Less valuation allowance                        ( 3,194)     (6,080)
                                                 ---------    ---------

  Net Deferred Tax Asset                        $    --      $    --
                                                 =========    =========



During the six months periods ended September 30, 2007 and 2006, respectively, the reserve for the deferred current tax asset increased by approximately $3,194 and $6,080, respectively. Due to the change in control on June 12, 2006, the Company's deferred tax asset was reset to $-0- pursuant to the requirements of Internal Revenue Code Section 338.

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

                         SENIOR OPTICIAN SERVICE, INC.

                         NOTES TO FINANCIAL STATEMENTS

NOTE G - Notes Payable - Continued

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

On June 11, 2003, the Company's Board of Directors authorized and implemented the 2003 Equity Incentive Plan. The Equity Incentive Plan sets aside Five Million (5,000,000) common shares which may be awarded to eligible persons in the future. The Plan became effective June 30, 2003. The Company intends to register the Plan pursuant to a Registration Statement to be filed on Form S-8 at a future date. As of September 30, 2007, and subsequent thereto, no shares have been awarded under this plan.

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

The following table presents warrant activity through September 30, 2007:

                                                     Weighted
                                                      Average
                                      Number of      Exercise
                                       Shares          Price
                                      -------         ------
Balance at March 31, 2005                --             --

  Issued                              800,000         $0.025
  Exercised                              --             --
                                      -------         ------

Balance at March 31, 2006             800,000         $0.025

  Issued                                 --             --
  Expired                                --             --
  Exercised                              --             --
                                      -------         ------

Balance at March 31, 2007             800,000         $0.025

  Issued                                 --             --
  Expired                                --             --
  Exercised                              --             --
                                      -------         ------
Balance at September 30, 2007         800,000         $0.025
                                      =======         ======

The weighted average exercise price of all issued and outstanding warrants at September 30, 2007 is approximately $0.025. For purposes of computing the imputed fair value of each warrant issued is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions for the year ended March 31, 2006: dividend yield of 0%, expected volatility of 400.00 (based on the volatility of the Company's common stock over the preceding 52 weeks through the date of the respective warrant); a risk-free interest rate of approximately 7.50%, and an expected life of 90 days, due to the June 12, 2006 change in control transaction which triggered the exercise provisions of the Warrant.

Item 2.  Management's Discussion and Analysis or Plan of Operation

     (a) Background: Senior Optician Service, Inc. (formerly Environmental Protection Corporation) (Company) was initially incorporated on April 20, 1966 under the laws of the State of Minnesota as Polar Homes, Inc. The Company changed its corporate name to Polar Campers, Inc. in 1968. The Company was originally formed to "build, manufacture, sell, lease, own, buy and otherwise deal with in mobile homes, campers, trailers and any other equipment which from time to time be decided upon; to own and otherwise deal with in real estate, and to do all things necessary and proper to accomplish said purposes." The Company ceased all business operations during 1973 and disposed of all assets and liabilities. The Company has been dormant since that time. In August 1991, in anticipation of a business combination with another entity, the Company changed its corporate name to Access Plus, Inc. This business combination was unsuccessful and was abandoned due to lack of regulatory approval in January 1992. Concurrent with the abandonment of that proposed business combination, the Company changed its corporate name to Environmental Protection Corporation. On August 15, 2000, the Company changed its corporate name to Senior Optician Service, Inc. Pursuant to a Board of Directors resolution during the quarter ended June 30, 2003, management intends to change the Company's domicile from Minnesota to Nevada in a future period. On August 31, 2007, the Company changed its corporate domicile from the State of Minnesota to the State of Nevada. The capital structure of the Company remains unchanged. The change of domicile was implemented by the formation of an new Nevada corporation named Senior Optician Service, Inc. which was formed on June 25, 2007. The Minnesota Senior Optician Service, Inc. was merged into and with the Nevada Senior Optician Service, Inc. corporation. The Minnesota corporation disappeared August 31, 2007 following the completion of the merger.

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

     During the quarter ended September 30, 2007, the Company incurred a comprehensive net loss of approximately $ 6,131 related to various general and administrative costs incurred in the support of the corporate entity and making required periodic reports to the U. S. Securities and Exchange Commission. The Company's plan to enter the specialty eye wear products business was suspended.

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

Item 3. Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures.

     As of the end of the reporting period, September 30, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including the Company's Chairman and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act"), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC's rules and forms. Based upon that evaluation, the Chairman and the Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's period SEC filings.

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

                                                   Senior Optician Service, Inc.


Dated: November 14, 2007                           /s/ Patrick Downey
                                                   ------------------
                                                   By: Patrick Downey
                                                   Title: President, CEO, CFO