Form 10QSB
period 2007-12-31
SENIOR OPTICIAN SERVICE INC
filed 2008-02-12
CIK 1101423

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB



(Mark one)

[X] Quarterly Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

                For the quarterly period ending December 31, 2007

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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes___ No ___

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2of the Exchange Act. Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of February 1, 2008, there were 5,954,000 shares of Common Stock issued and outstanding.

Transitional Small Business Disclosure Format : Yes  [ ]   No  [X]

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements


                         PART I - FINANCIAL INFORMATION

Part 1 - Financial Statements

                          Senior Optician Service, Inc.
                                 Balance Sheets
                      December 31, 2007 and March 31, 2007

                                   (Unaudited)
                                                      December 31,  March 31,
                                                      ----------------------
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
                                                      =========    =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities
   Notes payable                                      $  95,881    $  95,881
   Accounts payable - trade                               3,780
   Accrued interest payable                              20,446       11,435
                                                      ---------    ---------
   Total Current Liabilities                            120,107      107,316
                                                      ---------    ---------
Commitments and Contingencies

Shareholders' Equity
   Common stock - $0.001 par value
     100,000,000 shares authorized
     5,954,000  and 5,854,000 shares issued
     And outstanding at December 31 and
     March 31, 2007 respectively                          5,954        5,854
   Deferred compensation                                 32,800       32,800
   Additional paid-in capital                           378,002      373,102
     Accumulated deficit                               (536,863)    (519,072)
                                                      ---------    ---------
     Total Shareholders' Equity                        (120,107)    (107,316)
                                                      ---------    ---------
Total Liabilities and Shareholders' Equity            $   --       $    --
                                                      =========    =========



   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.


                          Senior Optician Service, Inc.
                 Statements of Operations and Comprehensive Loss
                  Nine months ended December 31, 2007 and 2006
                                   (Unaudited)

                               Three months ended             Nine months ended
                                   December 31,                  December 31,
                                2007          2006            2007          2006
                            -----------    -----------    -----------    -----------

Revenues                           --             --      $      --      $      --
                            -----------    -----------    -----------    -----------
Expenses
   Consulting and
     professional fees             --              800           --           11,600
   General and
     administrative               5,851            300          8,780          2,443
   Interest expense               2,547          2,160          9,011          6,594
                            -----------    -----------    -----------    -----------
     Total expenses               8,398          3,260         17,791         20,637
                            -----------    -----------    -----------    -----------
Loss from operations             (8,398)        (3,260)       (17,791)       (20,637)

Provision for income
  taxes                            --             --             --             --
                            -----------    -----------    -----------    -----------

Net Loss                         (8,398)        (3,260)       (17,791)       (20,637)

Other comprehensive
  income                           --             --             --             --
                            -----------    -----------    -----------    -----------

Comprehensive Loss               (8,398)        (3,260)   $   (17,791)   $   (20,637)
                            ===========    ===========    ===========    ===========

Loss per weighted-average
 share of common stock
 outstanding, computed
 on Net Loss - basic
 and fully diluted                  nil            nil            nil            nil
                            ===========    ===========    ===========    ===========

Weighted-average
  number of shares
  of common stock
  outstanding                 5,954,000      5,854,000      5,887,333      5,854,000
                            ===========    ===========    ===========    ===========



   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                         Senior Optician Service, Inc.
                            Statements of Cash Flows
                  Nine months ended December 31, 2007 and 2006

                                                             (Unaudited)
                                                          Nine months ended
                                                            December 31,
                                                          2007        2006
                                                        --------    --------

Cash Flows from Operating Activities
   Net Loss                                           $(17,791)   $(20,637)
   Adjustments to reconcile net income to net cash
     provided by operating activities
       Stock issued for services                         5,000        --
       Depreciation and amortization                      --          --
       Increase (Decrease) in
         Accounts payable - Trade                        3,780      14,043
         Accrued interest payable                        9,011       6,594
                                                      --------    --------


Net cash provided by (used in) operating activities       --          --
                                                      --------    --------


Cash Flows from Investing Activities                      --          --
                                                      --------    --------


Cash Flows from Financing Activities                      --          --
                                                      --------    --------


Increase (Decrease) in Cash and Cash Equivalents          --          --

Cash and cash equivalents at beginning of period          --          --
                                                      --------    --------

Cash and cash equivalents at end of period            $   --      $   --
                                                      ========    ========

Supplemental Disclosures of Interest and Income Taxes Paid

   Interest paid during the period                    $   --      $   --
                                                      ========    ========
   Income taxes paid (refunded)                       $   --      $   --
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

                          SENIOR OPTICIAN SERVICE, INC.
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED


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

2.   Income taxes

The Company uses the asset and liability method of accounting for income taxes. At December 31, 2007 and 2006, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences due to statutory differences in the recognition of assets and liabilities for tax and financial reporting purposes, generally including such items as accumulated depreciation and amortization, allowance for doubtful accounts, organizational and start-up costs and vacation accruals.

                          SENIOR OPTICIAN SERVICE, INC.
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED


As of December 31, 2007 and 2006, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company held by owners 5.0% or more of the Company.

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

                          SENIOR OPTICIAN SERVICE, INC.
                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

NOTE F - Income Taxes

The components of income tax (benefit) expense for the nine months periods ended December 31, 2007 and 2006, respectively, are as follows:


                                    Nine month periods ended
                                           December 31,
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

The Company's income tax expense (benefit) for the nine months ended December 31, 2007 and 2006, respectively, differed from the statutory federal rate of 34 percent as follows:

                                              Nine month periods ended
                                                   December 31,
                                                 2007         2006
                                              ----------   ---------

Statutory rate applied to loss
   before income taxes                         $   (4,477)   $ (7,017)

Increase (decrease) in income taxes resulting from:
State income taxes                                   --          --
Other, including reserve for deferred tax asset     4,477       7,017

                                                ---------    ---------

          Income tax expense                   $     --      $   --
                                               ==========    =========

Temporary differences due to statutory requirements in the recognition of assets and liabilities for tax and financial reporting purposes, generally including such items as organizational costs, accumulated depreciation and amortization, allowance for doubtful accounts, organizational and start-up costs and vacation accruals. These differences give rise to the financial statement carrying amounts and tax bases of assets and liabilities causing either deferred tax assets or liabilities, as necessary, as of December 31, 2007 and 2006, respectively:

                                                       December 31,
                                                    2007         2006
                                                 ---------    ---------
Deferred tax assets
  Net operating loss carryforwards              $   4,477    $  7,017
  Less valuation allowance                        ( 4,477)     (7,017)
                                                 ---------    ---------

  Net Deferred Tax Asset                        $    --      $    --
                                                 =========    =========

During the six months periods ended December 31, 2007 and 2006, respectively, the reserve for the deferred current tax asset increased by approximately $4,477 and $7,017, respectively. Due to the change in control on June 12, 2006, the Company's deferred tax asset was reset to $-0- pursuant to the requirements of Internal Revenue Code Section 338.

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

On December 13, 2007, we issued Patrick Downey, our Company President, 100,000 common shares. The shares were authorized for issuance by the board of directors June 12, 2006, but were never physically issued to Mr. Downey. The shares were valued at Five ($0.05) Cents per share. This original authorization was disclosed in Item 3.01 on a Current Report Form 8-K dated June 12, 2006.

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

The following table presents warrant activity through December 31, 2007:

                                                     Weighted
                                                     Average
                                     Number of       Exercise
                                      Shares          Price
                                     --------        -------

Balance at March 31, 2005               --             --

  Issued                             800,000         $0.025
  Exercised                             --             --
                                     -------         ------

Balance at March 31, 2006            800,000         $0.025

  Issued                                --             --
  Expired                               --             --
  Exercised                             --             --
                                     -------         ------

Balance at March 31, 2007            800,000         $0.025

  Issued                                --             --
  Expired                               --             --
  Exercised                             --             --
                                     -------         ------
Balance at December 31, 2007         800,000         $0.025
                                     =======         ======

The weighted average exercise price of all issued and outstanding warrants at December 31, 2007 is approximately $0.025. For purposes of computing the imputed fair value of each warrant issued is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions for the year ended March 31, 2006: dividend yield of 0%, expected volatility of 400.00 (based on the volatility of the Company's common stock over the preceding 52 weeks through the date of the respective warrant); a risk-free interest rate of approximately 7.50%, and an expected life of 90 days, due to the June 12, 2006 change in control transaction which triggered the exercise provisions of the Warrant.

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

     During the quarter ended December 31, 2007, the Company incurred a comprehensive net loss of approximately $8,398 related to various general and administrative costs incurred in the support of the corporate entity and making required periodic reports to the U. S. Securities and Exchange Commission.

     We will need to raise capital in order to commence any proposed business operations. No assurance can be given that we will be able to raise sufficient capital to implement our proposed business operations. We have not identified any specific future financing sources. In the future, our efforts to finance the Company may result in the issuance of equity and debt instruments. This and other future financing activity, if any, may result in the dilution of shareholder equity. We expect to incur financial losses for the foreseeable future.

Item 3. Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures.

     As of the end of the reporting period, December 31, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including the Company's Chairman and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934 (the "Exchange Act"), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC's rules and forms. Based upon that evaluation, the Chairman and the Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's period SEC filings.

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

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

     None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     On December 13, 2007, we issued Patrick Downey, our Company President, 100,000 common shares. The shares were authorized for issuance by the board of directors June 12, 2006, but were never physically issued to Mr. Downey. The shares were valued at Five ($0.05) Cents per share. This original authorization was disclosed in Item 3.01 on a Current Report Form 8-K dated June 12, 2006.

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

                                                   Senior Optician Service, Inc.


Dated: February 12, 2008                           /s/ Patrick Downey
------------------------                           ------------------
                                                   By: Patrick Downey
                                                   Title: President, CEO, CFO