Form 10KSB
period 2008-03-31
SENIOR OPTICIAN SERVICE INC
filed 2008-07-15
CIK 1101423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________

FORM 10-KSB

(Mark one)

[X]

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: March 31, 2008

                or

[   ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ______________ to _____________

Commission File No. 0-28683

SENIOR OPTICIAN SERVICE, INC.
(Name of Small Business Issuer in its Charter)

Nevada	41-1954595
(State of Other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

222 Babcock Street, Suite 3B, Brookline, MA	02246
(Address of principal executive offices)	(Zip Code)
(617) 905-3273
(Registrant’s telephone number including area code)

Issuer's Telephone Number, including Area Code: 617-905-3273

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, $.001 par value per share

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.         Yes [    ]    No   [X]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]      No   [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [X]      No   [   ]

State the issuer’s revenues for its most recent fiscal year: $ 0.

The aggregate market value of the Registrant’s common stock, $.001 par value, held by non-affiliates as of July 10, 2008 was $233,700.

As of July 10, 2008 the number of shares outstanding of the Registrant’s common stock was 5,954,000 shares, $.001 par value.

Transitional Small Business Disclosure Format:

Yes [    ]    No   [X]

DOCUMENTS INCORPORATED BY REFERENCE: None

FORWARD-LOOKING STATEMENTS: NO ASSURANCES INTENDED

This Report contains certain forward-looking statements regarding Senior Optician Service, its business and financial prospects.  These statements represent Management’s best estimate of what will happen.  Nevertheless, there are numerous risks and uncertainties that could cause our actual results to differ dramatically from the results suggested in this Report.  Among the more significant risks are:

•

We have no active business operations and have no significant assets. Unless the Company obtains additional capital or acquires an operating company, the Company will not be able to undertake significant business activities.

•

The Company’s business plan contemplates that it will acquire an operating company in exchange for the majority of its common stock.  If that occurs, management will determine the nature of the company that is acquired, which is likely to be a company with which management has a pre-existing relationship.  Investors in the Company will have to rely on the business acumen of management in determining that the acquisition is in the best interest of the Company.  If management lacks sufficient skill to operate successfully, the Company’s shares may lose value.

Because these and other risks may cause the Company’s actual results to differ from those anticipated by Management, the reader should not place undue reliance on any forward-looking statements that appear in this Report.

PART 1

Item 1.  Business

The Company has not had a significant operating business since 1973.  We are currently a shell company.

For the past several years we have explored a number of business opportunities.  Most of these opportunities involved the use of the Company as a shell in a reverse merger transaction, in which an operating company would be merged into Senior Optician Service in exchange for a majority of our capital stock.

We continue to explore business opportunities, particularly businesses with which our Chairman, Honggang Yu, has experience.  The business that we ultimately pursue will be determined by Mr. Yu, who is the sole member of our board of directors.  His decision will be based on the prospects for the business, the availability of capital to fund the business, and the potential benefits of the business to the shareholders of Senior Optician Service.

Employees

We currently have no employees. The need for employees and their availability will be addressed in connection with the decision whether or not to acquire or participate in specific business opportunities.

Item 2.  Properties

We have no property, because we have no assets or employees.  We maintain a mailing address at the offices of a business associate.  We do not compensate the business associate for this concession.

Item 3.

Legal Proceedings

None.

Item 4.

Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

(a) Market Information

The Company’s common stock is quoted on the OTC Bulletin Board under the symbol “SOSV.OB.”  Set forth below are the high and low bid prices for each of the quarters in the past two fiscal years. The reported bid quotations reflect inter-dealer prices without retail markup, markdown or commissions, and may not necessarily represent actual transactions.

Bid
Quarter Ending	High	Low

June 30, 2006	$ .13	$ .13
September 30, 2006	$ .18	$ .18
December 31, 2006	$ .13	$ .13
March 31, 2007	$ .13	$ .13

June 30, 2007	$ .13	$ .10
September 30, 2007	$ .14	$ .10
December 30, 2007	$ .10	$ .08
March 31, 2008	$ .15	$ .08

(b) Shareholders

Our shareholders list contains the names of 473 registered stockholders of record of the Company’s Common Stock.

(c)  Dividends

The Company has not, within the past decade, paid or declared any cash dividends on its Common Stock and does not foresee doing so in the foreseeable future.  The Company intends to retain any future earnings for the operation and expansion of the business.  Any decision as to future payment of dividends will depend on the available earnings, the capital requirements of the Company, its general financial condition and other factors deemed pertinent by the Board of Directors

(d)  Sale of Unregistered Securities

The Company did not issue any unregistered equity securities during the 4th quarter of fiscal 2008

 (e) Repurchase of Equity Securities

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Act during the 4th quarter of fiscal 2008.

Item 6

Management’s Discussion and Analysis

Results of Operations

We currently have no assets and no operations.  During the 2008 fiscal year, which ended on March 31, 2008, we realized no revenue and incurred $23,884 in operating expenses.  Our operating expenses included $12,368 in interest and fees of $6,516 payable to the individual who was our majority shareholder during the year.  Those expenses were accrued and were written off in April, when majority ownership of our company was transferred to Honggang Yu.  The remainder of our expenses consisted of fees to lawyers and accountants necessary to maintain our standing as a fully-reporting public company and other administration expenses attendant to the trading of our common stock.

Our operating expenses in fiscal 2008 were not significantly different in magnitude than in fiscal 2007.   We do not expect the level of our operating expenses to change in the future until we again undertake to implement a business plan or effect an acquisition.

Liquidity and Capital Resources

At March 31, 2008 we had a working capital deficit of ($26,200), due to the fact that we had no assets and owed $126,200.  All of those payables were due to the individual who was majority owner of our Company during fiscal 2008 or to his personal holding company.  In April 2008 he and his holding company released the Company from those obligations.  Accordingly, our balance sheet today shows no assets and no significant liabilities.

Our operations consumed no cash during fiscal 2008, as our management paid our ongoing expenses, increasing our amounts due to related parties.  In the future, unless we achieve the financial and/or operational wherewithal to sustain our operations, it is likely that we will continue to rely on loans and capital contributions to sustain our operations.

To date we have supplied our cash needs by making private placements of securities and obtaining loans from management and shareholders.  We expect that our President will fund our operations until we have completed an acquisition of an operating company and that we will, therefore, have sufficient cash to maintain our existence as a shell company for the next twelve months, if necessary.

The report from our independent accountants on our 2008 financial statements states that there is substantial doubt as to our ability to continue as a going concern.  In order to alleviate that doubt, our management is engaged in seeking to acquire, through the issuance of capital stock, either project financing or an operating business that can sustain its operations.  We cannot tell at this time whether such an acquisition will be accomplished.

Application of Critical Accounting Policies

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note D to our financial statements. While all these significant accounting policies impact its financial condition and results of operations, the Company views certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on the Company’s financial statements and require management to use a greater degree of judgment and estimates. Among our critical policies is the determination, described in Note F to our financial statements that the Company should record a valuation allowance for the full value of the deferred tax asset created by the net operating loss carryforward.  The primary reason for the determination was the lack of certainty as to whether the Company will carry on profitable operations in the future.

Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.,

Impact of Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”.  This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements.  The Statement applies under other accounting pronouncements that require or permit fair value measurements.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, or the Company’s fiscal year ending September 30, 2009.  The Company is currently assessing the impact the adoption of this pronouncement will have on the financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” and is effective for fiscal years beginning after November 15, 2007.  This Statement permits entities to choose to measure many financial instruments and certain other items at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  The Company is currently assessing the impact the adoption of this pronouncement will have on the financial statements.

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51” and is effective for fiscal years beginning after December 5, 2008.  This Statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  The Company is currently assessing the impact the adoption of this pronouncement will have on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141 (Revised) “Business Combinations.”  SFAS 141 (Revised) is effective for fiscal years beginning after December 13, 2008.  This Statement establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree.  The Statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  The Company is currently assessing the impact the adoption of this pronouncement will have on the Company’s financial statements.

Item 7.   Financial Statements

The Company’s financial statements, together with notes and the Independent Auditors’ Report, are set forth immediately following Item 14 of this Form 10-KSB.

Item 8.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable

Item 8A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2008.  Pursuant to Rule13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, “disclosure controls and procedures” means controls and other procedures that are designed to insure that information required to be disclosed by Senior Optician Service in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission’s rules.  “Disclosure controls and procedures” include, without limitation, controls and procedures designed to insure that information Senior Optician Service is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.  Based on his evaluation, our Chief Executive Officer and Chief Financial Officer concluded that Senior Optician Service’s system of disclosure controls and procedures was effective as of March 31, 2008 for the purposes described in this paragraph.

Changes in Internal Controls.  There was no change in internal control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act or 1934) identified in connection with the evaluation described in the preceding paragraph that occurred during Senior Optician Service’s fourth fiscal quarter that has materially affected or is reasonably likely to materially affect Senior Optician Service’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.  We have assessed the effectiveness of those internal controls as of March 31, 2008, using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control – Intergrated Framework as a basis for our assessment.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects the Company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with accounting principles generally accepted in the United States of America such that there is more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified three material weaknesses in our internal control over financial reporting.  These material weaknesses consisted of:

a.

Inadequate staffing and supervision within the bookkeeping operations of our company.  There is only one employee who is responsible for bookkeeping functions.  This  prevents us from segregating duties within our internal control system.  The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews.

b.

Outsourcing the accounting operations of our company.  Because there are few employees in our administration, we outsource most of the accounting functions of our Company to an independent accountant.  This accountant is self-directed, and is not answerable to the Company’s management.  This is a material weakness because it could result in a disjunction between the accounting policies adopted by our Board of Directors and the accounting practices applied by the accountant.

c.

Lack of independent control over related party transactions.  Honggang Yu is the sole director and sole officer of Senior Optician Service, Inc.  From time to time Mr. Yu will made loans  to finance the operations of the Company.  The absence of other directors or officers to review these transactions is a weakness because it could lead to improper classification of such related party transactions.

Management does not believe that the current level of the Company’s operations warrants a remediation of the weaknesses identified in this assessment.  However, because of the above condition, management’s assessment is that the Company’s internal controls over financial reporting were not effective as of March 31, 2008.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Item 8B   Other Information

None.

PART III

Item 9.

   Directors and Executive Officers of the Registrant

The officers and directors of the Company are:

   Director

 Name

Age

Position with the Company

Since

Honggang Yu

43

Director, Chief Executive Officer,

2008

Chief Financial Officer

Directors hold office until the annual meeting of the Company’s stockholders and the election and qualification of their successors.  Officers hold office, subject to removal at any time by the Board, until the meeting of directors immediately following the annual meeting of stockholders and until their successors are appointed and qualified.

Honggang Yu is currently employed as Chief Executive Officer of Shenyang Wantongyuan Co., Ltd., a corporation organized in The People’s Republic of China.  He has held that position since January 2007.  From 2004 to 2006 Mr. Yu was employed as General Manager of Shenyang Dijie Trading Investment & Development Co., Ltd.  From 2002 to 2004 Mr. Yu was employed as General Manager of Shanghai Dingyang Investment Co., Ltd.   In 1985 Mr. Yu was awarded a Bachelor’s Degree with a concentration in Accounting by the Dongbei University of Finance and Economics.

Audit Committee

The Board of Directors has not appointed an Audit Committee.  The functions that would be performed by an Audit Committee are performed by the Board of Directors.  The Board of Directors does not have an “audit committee financial expert,” because there is only one Board member.

Code of Ethics

The Company has not adopted a formal code of ethics applicable to its executive officers.  The Board of Directors has determined that the Company’s financial operations are not sufficiently complex to warrant adoption of a formal code of ethics.

Section 16(a) Beneficial Ownership Reporting Compliance

None of the officers, directors or beneficial owners of more than 10% of the Company’s common stock failed to file on a timely basis the reports required by Section 16(a) of the Exchange Act during the year ended March 31, 2008.

Item 10.  Executive Compensation

The following table sets forth all compensation awarded to, earned by, or paid by Senior Optician Service, Inc. to Patrick Downey, who served as its Chief Executive Officers during the year ended March 31, 2008.    On April 7, 2008, Mr. Downey was replaced in that position by Honggang Yu, who acquired majority ownership of the Company on that day.

	Fiscal Year	Salary	Bonus	Stock Awards	Option Awards	Other Compensation
P. Downey	2008	--	--	--	--	--
	2007	--	--	$5,000*	--	--
	2006	--	--	--	--	--

__________________________________

*    During fiscal year 2007 the Company issued 100,000 shares of stock, valued at $5,000, as compensation to Mr. Downey.

Employment Agreements

All of our employment arrangements with our executives are on an at will basis.

Equity Grants

The following tables set forth certain information regarding the stock options acquired by the Company’s Chief Executive Officer during the year ended March 31, 2008 and those options held by him on March 31, 2008.

Option Grants in the Last Fiscal Year

Percent

of total

Potential realizable

Number of

options

value at assumed

securities

granted to

annual rates of

underlying

employees

Exercise

appreciation of

option

in fiscal

Price

Expiration

for option term

Name

granted

year

($/share)

Date

     5%         10%

P. Downey               0

 N.A.

   N.A.

    N.A.

      0             0

Aggregated Fiscal Year-End Option Values

Number of securities underlying

Value of unexercised in-the-money

unexercised options at fiscal

options at fiscal year-end ($)

Name

year-end (#) (All exercisable)

(All exercisable)

P. Downey

                     0

0

Compensation of Directors

The members of our Board of Directors receive no compensation for their services on the Board.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information known to us with respect to the beneficial ownership of our common stock as of the date of this prospectus by the following:

•

each shareholder known by us to own beneficially more than 5% of our common stock;

•

Honggang Yu;

•

each of our directors; and

•

all directors and executive officers as a group.

There are 5,954,000 shares of our common stock outstanding on the date of this report.  Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below have sole voting power and investment power with respect to their shares,  subject to community property laws where applicable.  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission.

In computing the number of shares beneficially owned by a person and the percent ownership of that person, we include shares of common stock subject to options or warrants held by that person that are currently exercisable or will become exercisable within 60 days. We do not, however, include these “issuable” shares in the outstanding shares when we compute the percent ownership of any other person.

Amount and

Nature of

Name and Address

Beneficial

Percentage

of Beneficial Owner (1)

Ownership

of Class

Honggang Yu

 5,175,000

   86.9%

All officers and directors

as a group (1 person)

 5,175,000

   86.9%

____________________________

(1)

The address of each shareholder, unless otherwise noted, is c/o Senior Optician Service, Inc., 222 Babcock Street, Suite 3B, Brookline, MA 02446.

Equity Compensation Plan Information

The information set forth in the table below regarding equity compensation plans (which include individual compensation arrangements) was determined as of March 31, 2008.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders..........	0	--	0
Equity compensation plans not approved by security holders.....	0	--	0
Total..............	0	--	0

Item 12.  Certain Relationships and Related Transactions and Director Independence

Certain Relationships and Related Transactions

In March 2008 the Company and Gregory M. Wilson, who was its majority shareholder at that time, agreed to exchange the common stock warrant for 800,000 shares issued to Mr. Wilson on March 31, 2006 for a new common stock purchase warrant (the “Wilson Warrant”).  The Wilson Warrant permits Mr. Wilson to purchase 800,000 shares of the Company’s common stock for a price equal to the lesser of (a) fifty percent of the lowest closing bid price quoted between March 31, 2006 and the exercise date or (b) $0.02½.  The Wilson Warrant may be exercised by payment in cash of the exercise price or by a cashless exercise procedure.  In lieu of exercise, either Mr. Wilson or the Company may cause the Wilson Warrant to be exchanged for shares of the Company’s common stock, except that the Company may not cause the exchange to occur until it has filed an 8-K reporting that it has ceased to be a shell company.  The number of shares issuable in exchange for the Wilson Warrant will be the greater of (a) 100,000 or (b) 0.33% of the outstanding shares, and the foregoing ratio shall not be affected by any reverse split of the Company’s common stock.

Director Independence

None of the members of the Board of Directors is independent, as “independence” is defined in the Rules of the NASDAQ Stock Market.

Item 13.  Exhibit List

(a) Financial Statements

Report of Independent Registered Public Accounting Firm

Balance Sheets - March 31, 2008 and 2007

Statements of Operations - Years ended March 31, 2008 and 2007.

Statements of Stockholders’ Deficit - Years ended March 31, 2008 and 2007.

Statements of Cash Flows - Years ended March 31, 2008 and 2007.

Notes to Financial Statements

(b) Exhibit List

3-a

 Articles of Incorporation – filed as an exhibit to the Current Report on Form 8-K filed on September 5, 2007 and incorporated herein by reference.

3-b

By-laws - filed as an exhibit to the Current Report on Form 8-K filed on September 5, 2007 and incorporated herein by reference.

Subsidiaries – None

Rule 13a-14(a) Certification

Rule 13a-14(b) Certification

Item 14.  Principal Accountant Fees and Services

Audit Fees

Gruber & Company, LLC billed $4,400 in connection with the audit and reviews of the Company’s financial statements for the year ended March 31, 2008.  Gruber & Company, LLC billed $4,100 in connection with the audit and reviews of the Company’s financial statements for the year ended March 31, 2007.  Also included are those services normally provided by the accountant in connection with the Company’s statutory and regulatory filings.

Audit-Related Fees

Gruber & Company, LLC did not bill the Company for any Audit-Related fees in fiscal 2008 or in fiscal 2007.

Tax Fees

Gruber & Company, LLC did not bill the Company in fiscal 2008 or fiscal 2007 for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees

Gruber & Company, LLC did not bill the Company for any other fees in fiscal 2008 or fiscal 2007.

 It is the policy of the Company that all services, other than audit, review or attest services, must be pre-approved by the Board of Directors.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF

 SENIOR OPTICIAN SERVICE, INC.

We have audited the accompanying balance sheets of Senior Optician Service, Inc. as of March 31, 2008 and 2007 and the related statements of operations, stockholders' equity and cash flows for each of the two years in the period ended March 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects the financial position of Senior Optician Service, Inc. as of March 31, 2008 and 2007 and the results of its' operations and its' cash flows for each of the two years in the period ended March 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Gruber & Company, LLC

Gruber & Company, LLC
Lake Saint Louis, Missouri
July 7, 2008

SENIOR OPTICIAN SERVICE, INC.
BALANCE SHEETS

	March 31,
	2008	2007
Assets

Current assets
Cash in bank	$-	$-

Total assets	-	-

Liabilities and Shareholders' Deficit

Current liabilities
Notes payable	102,397	95,881
Accrued interest payable	23,803	11,435

Total liabilities	126,200	107,316

Shareholders' Deficit
Common stock - $0.001 par value, 100,000,000 shares
authorized, 5,954,000 and 5,854,000 shares issued and outstanding	5,954	5,854
Deferred compensation	32,800	32,800
Additional paid-in capital	378,002	373,102
Accumulated deficit	(542,956)	(519,072)

Total shareholders' deficit	(126,200)	(107,316)

Total liabilities and shareholders' deficit	$-	$-

The accompanying notes are an integral part of these financial statements

SENIOR OPTICIAN SERVICE, INC.
STATEMENTS OF OPERATIONS

	Year ended March 31,
	2008	2007

Revenues	$-	$-

Operating expenses
Consulting and professional fees	8,495	13,200
General and administrative expenses	3,021	2,603

Total operating expenses	11,516	15,803

Loss from operations	(11,516)	(15,803)

Interest expense	12,368	11,033

Loss before income tax provision	(23,884)	(26,836)

Income taxes	-	-

Net loss	$(23,884)	$(26,836)

Net loss per weighted-average share of common stock	$(0.00)	$(0.00)

Weighted-average number of common shares outstanding	5,904,000	5,854,000

The accompanying notes are an integral part of these financial statements

SENIOR OPTICIAN SERVICE, INC.
STATEMENTS OF CASH FLOWS

	Year ended March 31,
	2008	2007

Cash flows from operating activities
Net loss	$(23,884)	$(26,836)

Professional fees paid through issuance of common stock	5,000	-

Adjustments to reconcile net loss to net cash provided by
operating activities
Increase in (decrease in):
Accounts payable	6,516	15,803
Accrued interest payable	12,368	11,033

Net cash used in operating activities	-	-

Cash flows from investing activities	-	-

Cash flows from financing activities	-	-

Increase (decrease) in cash	-	-
Cash at beginning of period	-	-
Cash at end of period	$-	$-

Supplemental disclosure of interest and income taxes paid
Interest paid	$-	$-
Income taxes paid	-	-

Supplemental disclosure of non-cash investing and financing activities
Conversion of trade accounts payable to notes payable	$6,516	$23,872
Common stock issued for payment of professional fees	5,000	-

The accompanying notes are an integral part of these financial statements

SENIOR OPTICIAN SERVICES, INC.
STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT

			Additional
	Common stock		Paid-In	Deferred	Accumulated
	Shares	Amount	Capital	Compensation	Deficit	Total

Balance at March 31, 2006	5,854,000	$5,854	$373,102	$32,800	$(492,236)	$(80,480)

Net loss for the year ended March 31, 2007	-	-	-	-	(26,836)	(26,836)

Balance at March 31, 2007	5,854,000	5,854	373,102	32,800	(519,072)	(107,316)

Common stock issued for professional services	100,000	100	4,900	-	-	5,000

Net loss for the year ended March 31, 2008	-	-	-	-	(23,884)	(23,884)

Balance at March 31, 2008	5,954,000	$5,954	$378,002	$32,800	$(542,956)	$(126,200)

The accompanying notes are an integral part of these financial statements

SENIOR OPTICIAN SERVICE, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF MARCH 31, 2008 AND 2007

NOTE A - Organization and Description of Business

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

Pursuant to a Board of Directors resolution during the quarter ended June 30, 2003, management intends to change the Company's domicile from Minnesota to Nevada in a future period. On August 31, 2007, the Company changed its corporate domicile from the State of Minnesota to the State of Nevada. The capital structure of the Company remains unchanged. The change of domicile was implemented by the formation of a new Nevada corporation named Senior Optician Service, Inc. which was formed on June 25, 2007. The Minnesota Senior Optician Service, Inc. was merged into and with the Nevada Senior Optician Service, Inc. corporation. The Minnesota corporation disappeared August 31, 2007 following the completion of the merger.

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

AS OF MARCH 31, 2008 AND 2007

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

SENIOR OPTICIAN SERVICE, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF MARCH 31, 2008 AND 2007

NOTE C - Going Concern Uncertainty (Continued)

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

2. Income taxes

The Company uses the asset and liability method of accounting for income taxes. At March 31, 2008 and 2007, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences due to statutory differences in the recognition of assets and liabilities for tax and financial reporting purposes, generally including such items as accumulated depreciation and amortization, allowance for doubtful accounts, organizational and start-up costs and vacation accruals.

As of March 31, 2008 and 2007, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company held by owners 5.0% or more of the Company.

SENIOR OPTICIAN SERVICE, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF MARCH 31, 2008 AND 2007

NOTE D - Summary of Significant Accounting Policies (Continued)

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

NOTE F - Income Taxes

The components of income tax (benefit) expense for the year ended March 31, 2008 and 2007, respectively, are as follows:

SENIOR OPTICIAN SERVICE, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF MARCH 31, 2008 AND 2007

                                     Year ended  Year ended

                                      March 31,   March 31,

                                        2008        2007

                                    ----------   ----------

Federal:

  Current                           $     --     $      --

  Deferred                                --            --

                                    ----------   ----------

                                         --            --

                                    ----------   ----------

State:

  Current                                  --            --

  Deferred                                 --            --

                                    ----------   ----------

                                         --            --

                                    ----------   ----------

  Total                             $      --     $      --

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

The Company's income tax expense (benefit) for the years ended March 31, 2008 and 2007, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                      Year ended   Year ended

                                                       March 31,    March 31,

                                                         2008         2007

                                                      ----------   ---------

Statutory rate applied to loss before income taxes    $   (8,121)   $ (9,800)

Increase (decrease) in income taxes resulting from:

     State income taxes                                      --            --

     Other, including reserve for deferred tax asset       8,121       9,800

                                                       ----------    ---------

          Income tax expense                          $     --      $     --

                                                      ==========    =========

SENIOR OPTICIAN SERVICE, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF MARCH 31, 2008 AND 2007

Temporary differences due to statutory requirements in the recognition of assets and liabilities for tax and financial reporting purposes, generally including such items as organizational costs, accumulated depreciation and amortization, allowance for doubtful accounts, organizational and start-up costs and vacation accruals. These differences give rise to the financial statement carrying amounts and tax bases of assets and liabilities causing either deferred tax assets or liabilities, as necessary, as of March 31, 2008 and 2007, respectively:

                                                      March 31,    March 31,

                                                       2008         2007

                                                    ---------    ---------

Deferred tax assets

  Net operating loss carryforwards                  $  17,921    $   9,800

  Less valuation allowance                            (17,921)      (9,800)

                                                    ---------    ---------

  Net Deferred Tax Asset                           $    --      $    --

                                                    =========    =========

During the years ended March 31, 2008 and 2007, respectively, the reserve for the deferred current tax asset increased by approximately $8,121 and $9,800, respectively. Due to the change in control on June 12, 2006, the Company's deferred tax asset was reset to $-0- pursuant to the requirements of Internal Revenue Code Section 338.

NOTE G - Notes Payable

On March 15, 2006, the Company executed three (3) separate notes payable to Gregory M. Wilson, the Company's legal counsel to formalize certain amounts owed to Mr. Wilson for services rendered and expenses advanced on behalf of the Company during the period from April 1, 2003 through March 31, 2006. These notes aggregate approximately $72,010 and bear interest at 12.0% per annum, compounded monthly, on a 365-366 day year, as applicable and actual days lapsed. The note agreements are automatically amended to include any additional funds advanced by Mr. Wilson after the note agreement date. During the year ended March 31, 2008, $6,516 of advances were added to the notes payable, which at March 31, 2008 totaled $102,397.

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

SENIOR OPTICIAN SERVICE, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF MARCH 31, 2008 AND 2007

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

NOTE H - Common Stock

Transactions On June 11, 2003, the Company entered into a Private Placement Agreement with Long Lane Capital, Inc. for the issuance of 50,000,000 shares of restricted, unregistered common stock at a price of $0.001 per share, or gross proceeds of $50,000, to support short-term working capital requirements. This transaction approximates the "fair value" of the securities sold. To the best of management's knowledge, it is believed that there have been no open market trades of the Company's common stock to benchmark a "fair value" other than the agreed-upon value of the transaction. The Company relied upon an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933 ('33 Act) because this transaction did not involve a public offering. No underwriters were used in connection with this transaction. As of March 31, 2008, and subsequent thereto, no funds have been received on this Agreement and no shares of common stock have been issued.

On June 11, 2003, the Company's Board of Directors authorized and implemented the 2003 Equity Incentive Plan. The Equity Incentive Plan sets aside Five Million (5,000,000) common shares which may be awarded to eligible persons in the future. The Plan became effective June 30, 2003. The Company intends to register the Plan pursuant to a Registration Statement to be filed on Form S-8 at a future date. As of March 31, 2008, and subsequent thereto, no shares have been awarded under this plan.

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

SENIOR OPTICIAN SERVICE, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF MARCH 31, 2008 AND 2007

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

The following table presents warrant activity through March 31, 2008:

                                                      Weighted

                                                       Average

                                         Number of    Exercise

                                          Shares       Price

                                         ---------    --------

Balance at March 31, 2006                  800,000     $ 0.025

  Issued                                    --           --

  Expired                                   --           --

  Exercised                                 --           --

                                          --------      -------

Balance at March 31, 2007                 800,000      $ 0.025

  Issued                                    --           --

  Expired                                   --           --

  Exercised                                 --           --

                                          -------      -------

Balance at March 31, 2008                 800,000      $ 0.025

                                          =======      =======

The weighted average exercise price of all issued and outstanding warrants at March 31, 2008 is approximately $0.025. For purposes of computing the imputed fair value of each warrant issued is estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions for the year ended March 31, 2006: dividend yield of 0%, expected volatility of 400.00 (based on the volatility of the Company's common stock over the preceding 52 weeks through the date of the respective warrant); a risk-free interest rate of approximately 7.50%, and an expected life of 90 days, due to the June 12, 2006 change in control transaction which triggered the exercise provisions of the Warrant.

In March 2008 the Company and Gregory M. Wilson agreed to exchange the common stock warrant for 800,000 shares issued to Mr. Wilson on March 31, 2006 for a new common stock purchase warrant (the “Wilson Warrant”).  The Wilson Warrant permits Mr. Wilson to purchase

SENIOR OPTICIAN SERVICE, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF MARCH 31, 2008 AND 2007

800,000 shares of the Company’s common stock for a price equal to the lesser of (a) fifty percent of the lowest closing bid price quoted between March 31, 2006 and the exercise date or (b) $0.02½.  The Wilson Warrant may be exercised by payment in cash of the exercise price or by a cashless exercise procedure.  In lieu of exercise, either Mr. Wilson or the Company may cause the Wilson Warrant to be exchanged for shares of the Company’s common stock, except that the Company may not cause the exchange to occur until it has filed an 8-K reporting that it has ceased to be a shell company.  The number of shares issuable in exchange for the Wilson Warrant will be the greater of (a) 100,000 or (b) 0.33% of the outstanding shares, and the foregoing ratio shall not be affected by any reverse split of the Company’s common

The Black-Scholes option valuation model was developed for use in estimating the fair  value  of  traded  options  and  warrants,   which  do  not  have  vesting restrictions and are fully  transferable.  In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility.  Because the Company's  stock  warrants have  characteristics significantly  different from those of traded  warrants,  and because changes in the subjective input  assumptions can materially affect the fair value estimate, in  management's  opinion,  the existing  models may not  necessarily  provide a reliable single measure of the fair value of its warrants.

NOTE J - Other

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

Concurrent  with the June 12,  2006 change in control,  the  Company's  Board of Directors  nominated Patrick Downey,  C.P.A. as successor director and to act as our company's sole executive officer filling the positions of President, CEO and CFO, effective June 16, 2006. Mr. Downey will serve in these corporate positions for the balance of the terms or until his  successor  will have been elected and qualified as provided for in our  corporate  bylaws.  Mr.  Downey will be issued 100,000 shares of restricted, unregistered common stock as compensation. As of March 31, 2008, these common shares have not been issued.

NOTE K – Subsequent Event

On April 7, 2008 Honggang Yu purchased 5,175,000 shares of the Company’s common stock, representing 86.9% of the outstanding shares.   The shares were purchased from Gregory M. Wilson and Kaniksu Financial Service, Inc.

SENIOR OPTICIAN SERVICE, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF MARCH 31, 2008 AND 2007

Effective on the same date, pursuant to the Stock Purchase Agreement, Patrick Downey, the sole director of Senior Optician Service, Inc., elected Honggang Yu to serve as a member of the Board of Directors, and then Mr. Downey resigned from his positions as sole member of the Board and as sole officer of Senior Optician Service, Inc.  Mr. Yu then elected himself to serve as Chief Executive Officer and Chief Financial Officer of Senior Optician Service.

A condition of the Stock Purchase Agreement was the cancellation of all outstanding debt and promissory notes that were due to Gregory M. Wilson.  At March 31, 2008, the notes payable and accrued interest due to Mr. Wilson totaled $126,200.

NOTE L - Selected Financial Data (Unaudited)

The following is a summary of the quarterly  results of operations for the years ended March 31, 2008 and 2007, respectively:

                                                         Quarter ended   Quarter ended    Quarter ended    Quarter ended     Year ended

                                                               June 30,       September 30,     December 31,      March 31,        March 31,

                                                              -------------       -------------           -------------        -------------       -------------

Year ended March 31, 2007

-------------------------

   Revenues                                        $      --               $      --                 $      --               $      --                  $      --

   Gross profit                                            --                        --                         --                      --                          --

   Net earnings                                      (10,352)             (7,025)                (3,260)                (6,199)              (26,836)

   Basic and fully diluted

     earnings per share                                 --                      --                          --               $      --                 $      --

   Weighted-average

     number of shares

     issued and

     outstanding                                      5,854,000        5,854,000             5,854,000          5,854,000            5,854,000

     Fully diluted                                    7,080,791        8,307,583              8,716,513         8,920,979            8,920,979

Year ended March 31, 2008

-------------------------

   Revenues                                         $      --             $        --                 $      --                $      --                  $      --

   Gross profit                                             --                       --                          --                        --                          --

   Net earnings                                         (3,262)          (6,131)                    (8,398)               (6,093)              (23,884)

   Basic earnings

     per share                                               --                       --                           --                       --                           --

   Weighted-average

     number of shares

     issued and

     outstanding-

     Basic                                             5,854,000          5,854,000               5,954,000            5,954,000       5,904,000

     Fully diluted                                 6,654,000          6,654,000               6,754,000            6,754,000        6,704,000

SENIOR OPTICIAN SERVICE, INC.

NOTES TO FINANCIAL STATEMENTS

AS OF MARCH 31, 2008 AND 2007

The Company experiences fluctuations in quarterly expenditure levels based upon the respective timing of activities and, accordingly, the expenses related thereto for the maintenance of the corporate entity.

NOTE M- NEW ACCOUNTING STANDARDS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”.  This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements.  The Statement applies under other accounting pronouncements that require or permit fair value measurements.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, or the Company’s fiscal year ending September 30, 2009.  The Company is currently assessing the impact the adoption of this pronouncement will have on the financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” and is effective for fiscal years beginning after November 15, 2007.  This Statement permits entities to choose to measure many financial instruments and certain other items at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  The Company is currently assessing the impact the adoption of this pronouncement will have on the financial statements.

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51” and is effective for fiscal years beginning after December 5, 2008.  This Statement establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  The Company is currently assessing the impact the adoption of this pronouncement will have on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141 (Revised) “Business Combinations”.  SFAS 141 (Revised) is effective for fiscal years beginning after December 13, 2008.  This Statement establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree.  The Statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  The Company is currently assessing the impact the adoption of this pronouncement will have on the Company’s financial statements.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Senior Optician Service, Inc.

By: /s/ Honggang Yu

     Honggang Yu, Chief Executive Officer

In accordance with the Exchange Act, this Report has been signed below on July 14, 2008 by the following persons, on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Honggang Yu

Honggang Yu, Director

Chief Executive Officer, Chief

Financial and Accounting Officer