Form 10-Q
period 2008-06-30
SENIOR OPTICIAN SERVICE INC
filed 2008-08-14
CIK 1101423

U. S. Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended June 30, 2008

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____

Commission File No. 0-28683

SENIOR OPTICIAN SERVICE, INC.
(Name of Small Business Issuer in its Charter)

Nevada	41-1954595
(State or Other Jurisdiction of	(I.R.S. Employer I.D. No.)
incorporation or organization

222 Babcock Street, Suite 3B, Brookline, MA 02446
(Address of Principal Executive Offices)

Issuer's Telephone Number: (617) 905-3273

Indicate  by check mark  whether the  Registrant  (1) has filed all reports required to be filed by Sections 13 or 15(d) of the  Securities Exchange Act of 1934  during  the  preceding  12 months  (or for such shorter  period  that the Registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days.

Yes X                    No __

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes    X    No __

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer  Accelerated filer __   Non-accelerated filer  Small reporting company_X_

APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

August 13, 2008
Common Voting Stock: 5,954,000

SENIOR OPTICIAN SERVICE, INC.
BALANCE SHEETS

	June 30,	March 31,
	2008	2008
	(Unaudited)
Assets
Current assets
Cash in bank	$-	$-

Total assets	-	-

Liabilities and Shareholders' Deficit
Current liabilities
Notes payable	-	102,397
Accrued interest payable	-	23,803
Total liabilities	-	126,200

Shareholders' Deficit
Common stock - $0.001 par value, 100,000,000 shares
authorized, 5,954,000 and 5,954,000 shares
issued and outstanding	5,954	5,954
Deferred compensation	-	32,800
Additional paid-in capital	538,240	378,002
Accumulated deficit	(544,194)	(542,956)
Total shareholders' deficit	-	(126,200)
Total liabilities and shareholders' deficit	$-	$-

See the accompanying Notes to Condensed Financial Statements.

SENIOR OPTICIAN SERVICE, INC.
STATEMENTS OF OPERATIONS

	For the three months ended
	June 30, 2008	June 30, 2007
	(Unaudited)	(Unaudited)

Revenue	$-	$-

Costs & Expenses
General & Administrative	1,238	144
Interest Expense	-	3,118
Total Costs & Expenses	1,238	3,262

Loss from operations	(1,238)	(3,262)

Income tax expense	-	-

Net Loss	$(1,238)	$(3,262)

Basic & diluted per share amounts:
Basic & diluted	$-	$-

Net Loss Per Share - Basic & diluted	$-	$-

Weighted average number of shares
outstanding during the period –
basic and diluted	5,854,000	5,854,000

See the accompanying Notes to Condensed Financial Statements.

SENIOR OPTICIAN SERVICE, INC.
STATEMENTS OF CASH FLOWS

	Three months ended
	June 30, 2008	June 30, 2007
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(1,238)	$(3,262)
Adjustments required to reconcile net loss:
Fair value of services provided by related party	1,238	-
Decrease in accounts payable & accrued expense	-	3,262

Cash used by operating activities	-	-

Cash used by financing activities	-	-

Change in cash	-	-

Cash - beginning of period	-	-

Cash - end of period	$-	$-

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-
Non-cash financing activities:
Deferred compensation waived	$32,800	-
Note payable and accrued interest waived	$126,200	$-

See the accompanying Notes to Condensed Financial Statements.

NOTE 1. -   Summary of Significant Accounting Policies

Basis of presentation

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

In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the three and six month periods have been made.  Results for the interim period presented are not necessarily indicative of the results that might be expected for the entire fiscal year.  These condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Form 10KSB for the year ended March 31, 2008.

Cash and cash equivalents

For Statement of Cash Flows purposes, the Company considers all cash on hand and in banks, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

Income taxes

The Company uses the asset and liability method of accounting for income taxes. At June 30, 2008 and March 31, 2007, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences due to statutory differences in the recognition of assets and liabilities for tax and financial reporting purposes, generally including such items as accumulated depreciation and amortization, allowance for doubtful accounts, organizational and start-up costs and vacation accruals.

NOTE 1 - Summary of Significant Accounting Policies (Continued)

Income taxes (continued)

As of June 30, 2008 and March 31, 2008, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company held by owners 5.0% or more of the Company.

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

NOTE 2 - Going Concern Uncertainty

The Company has had no significant operations, assets or liabilities since 1973 and, accordingly, is fully dependent on either future sales of securities or upon advances or loans from significant stockholders or corporate officers to provide sufficient working capital to preserve the integrity of the corporate entity. Because of these factors, our auditors have issued an audit opinion on the Company’s financial statements for the year ended March 31, 2008, which includes a statement describing our going concern status. This means, in our auditor's opinion, substantial doubt about our ability to continue as a going concern exists at the date of their opinion.

The Company anticipates offering future sales of equity securities. However, there is no assurance that the Company will be able to obtain additional funding through the sales of additional equity securities or, that such funding, if available, will be obtained on terms favorable to or affordable by the Company.

NOTE 2 - Going Concern Uncertainty (Continued)

If no additional operating capital is received during the next twelve months, the Company will be forced to rely on additional funds loaned by management and/or significant stockholders to preserve the integrity of the corporate entity at this time. In the event, the Company is unable to acquire advances from management and/or significant stockholders, the Company's ongoing operations would be negatively impacted.

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

NOTE 3 - Notes Payable

On March 15, 2006, the Company executed three (3) separate notes payable to Gregory M. Wilson, the Company's legal counsel, to formalize certain amounts owed to Mr. Wilson for services rendered and expenses advanced on behalf of the Company during the period from April 1, 2003 through March 31, 2006. These notes aggregate approximately $72,010 and bore interest at 12.0% per annum, compounded monthly, on a 365-366 day year, as applicable and actual days lapsed. The note agreements were automatically amended to include any additional funds advanced by Mr. Wilson after the note agreement date. During the year ended March 31, 2008, $6,516 of advances were added to the notes payable, which at March 31, 2008 totaled $102,397.

On April 7, 2008 Mr. Wilson and his affiliate company sold the majority shareholder interest in the Company to Honggang Yu.  In connection with the sale, Mr. Wilson cancelled the notes payable and all accrued interest, and released the Company from all liability to him and to his affiliate company.

NOTE 4 – Warrants

On March 31, 2008, in exchange for cancellation of a warrant previously held by Mr. Wilson,  the Company issued to Gregory M. Wilson a new common stock purchase warrant (the “Wilson Warrant”).  The Wilson Warrant permits Mr. Wilson to purchase 800,000 shares of the Company’s common stock for a price equal to the lesser of (a) fifty percent of the lowest closing bid price quoted between March 31, 2006 and the exercise date or (b) $0.02½.  The Wilson Warrant may be exercised by payment in cash of the exercise price or by a cashless exercise procedure.  In lieu of exercise, either Mr. Wilson or the Company may cause the Wilson Warrant to be exchanged for shares of the Company’s common stock, except that the Company may not cause the exchange to occur until it has filed an 8-K reporting that it has ceased to be a shell company.  The number of shares issuable in exchange for the Wilson Warrant will be the greater of (a) 100,000 or (b) 0.33% of the outstanding shares, and the foregoing ratio shall not be affected by any reverse split of the Company’s common stock.  The Company has not computed a beneficial conversion feature as related to this warrant and will not do so until the 8-K has been filed to report that the Company has ceased to be a shell company.

NOTE 5 - New Accounting Standards

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

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

Results of Operations

We currently have no assets and no operations.  During the three months ended June 30, 2008, we realized no revenue and incurred $1,238 in operating expenses.  Our operating expenses primarily consisted of fees to lawyers and accountants necessary to maintain our standing as a fully-reporting public company and other administration expenses attendant to the trading of our common stock.

Our operating expenses in the three months ended June 30, 2008 were not significantly different in magnitude than in the three months ended June 30, 2007, with one exception.  The greater portion of our expenses in the three months ended June 30, 2007 consisted of an accrual of interest payable on notes issued to Gregory Wilson, who had been the majority shareholder of the Company.  When Mr. Wilson sold the majority ownership interest on April 7, 2008, he released the Company from the notes and waived all accrued interest.

We do not expect the level of our operating expenses to change in the future until we undertake to implement a business plan or effect an acquisition.

Liquidity and Capital Resources

At June 30, 2008 we had no working capital, due to the fact that we had no assets and no liabilities.  All of the liabilities on our balance sheet at March 31, 2008 were owed to Gregory Wilson, and were waived by him on April 7, 2008.

Our operations consumed no cash during the three months ended June 30, 2008, as our management paid our ongoing expenses, and we recorded the payments as capital contributions.  In the future, unless we achieve the financial and/or operational wherewithal to sustain our operations, it is likely that we will continue to rely on loans and capital contributions to sustain our operations.

To date we have supplied our cash needs by making private placements of securities and obtaining loans from management and shareholders.  We expect that our President will fund our operations until we have completed an acquisition of an operating company and that we will, therefore, have sufficient cash to maintain our existence as a shell company for the next twelve months, if necessary.

The report from our independent accountants on our financial statements for the year ended March 31, 2008 states that there is substantial doubt as to our ability to continue as a going concern.  In order to alleviate that doubt, our management is engaged in seeking to acquire, through the issuance of capital stock, either project financing or an operating business that can sustain its operations.  We cannot tell at this time whether such an acquisition will be accomplished

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.,

Critical Accounting Policies

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use if estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 1 of our financial statements. While all these significant accounting policies impact its financial condition and results of operations, the Company views certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on the Company’s financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.          CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  Honggang Yu, our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2008.  Pursuant to Rule13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, “disclosure controls and procedures” means controls and other procedures that are designed to insure that information required to be disclosed by the Company in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission’s rules.  “Disclosure controls and procedures” include, without limitation, controls and procedures designed to insure that information the Company is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.  Based on his evaluation, Mr. Yu concluded that the Company’s system of disclosure controls and procedures was effective as of June 30, 2008 for the purposes described in this paragraph.

Changes in Internal Controls.  There was no change in internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act or 1934) identified in connection with the evaluation described in the preceding paragraph that occurred during the Company’s first fiscal quarter that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

 PART II   -   OTHER INFORMATION

Item 6.	Exhibits
	31	Rule 13a-14(a) Certification
	32	Rule 13a-14(b) Certification

SIGNATURES

Pursuant to the  requirements  of the Securities  Exchange Act of 1934, the Registrant  has duly  caused  this  Report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

SENIOR OPTICIAN SERVICE, INC.
Date: August 13, 2008	By:	/s/ Honggang Yu
Honggang Yu, Chief Executive Officer