Form 10-Q
period 2008-09-30
SENIOR OPTICIAN SERVICE INC
filed 2008-11-19
CIK 1101423

U. S. Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

[   ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File No. 0-28683

SENIOR OPTICIAN SERVICE, INC.
(Name of Small Business Issuer in its Charter)

Nevada	41-1954595
(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

222 Babcock Street, Suite 3B, Brookline, MA	02246
(Address of principal executive offices)	(Zip Code)
(617) 905-3273
(Registrant’s telephone number including area code)

Indicate  by check mark  whether the  Registrant  (1) has filed all reports required to be filed by Sections 13 or 15(d) of the  Securities Exchange Act of 1934  during  the  preceding  12 months  (or for such shorter  period  that the Registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]       No [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [X]      No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer     Accelerated filer _ Non-accelerated filer     Small reporting company [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

November 18, 2008

Common Voting Stock: 5,954,000

SENIOR OPTICIAN SERVICE, INC.
BALANCE SHEETS

	September 30	March 31,
	2008	2008
	(Unaudited)
Assets

Current assets
Cash in bank	$-	$-

Total assets	-	-

Liabilities and Shareholders' Deficit

Current liabilities
Notes payable	-	102,397
Accrued interest payable	-	23,803

Total liabilities	-	126,200

Shareholders' Deficit
Common stock - $0.001 par value, 100,000,000 shares
authorized, 5,954,000 and 5,954,000 shares
issued and outstanding	5,954	5,954
Deferred compensation	-	32,800
Additional paid-in capital	544,284	378,002
Accumulated deficit	(550,238)	(542,956)

Total shareholders' deficit	-	(126,200)

Total liabilities and shareholders' deficit	$-	$-

See accompanying notes to condensed financial statements.

SENIOR OPTICIAN SERVICE, INC.
STATEMENTS OF OPERATIONS

	Three months ended		Six months ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$ -	$ -	$ -	$ -

Costs & Expenses
General & Administrative	6,044	2,785	7,282	2,929
Interest Expense	-	3,346	-	6,464

Total Costs & Expenses	6,044	6,131	7,282	9,393

Loss from operations	(6,044)	(6,131)	(7,282)	(9,393)

Income tax expense	-	-	-	-

Net Loss	$ (6,044)	$ (6,131)	$ (7,282)	$ (9,393)

Basic & diluted per share amounts:
Basic & diluted	$ -	$ -	$ -	$ -

Net Loss Per Share - Basic & diluted	$ -	$ -	$ -	$ -

Weighted average number of shares
outstanding during the period –
basic and diluted	5,854,000	5,854,000	5,854,000	5,854,000

See accompanying notes to condensed financial statements.

SENIOR OPTICIAN SERVICE, INC.
STATEMENTS OF CASH FLOWS

Six months ended
September 30,
	2008	2007
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$ (7,282)	$ (9,393)
Adjustments required to reconcile net loss:
Fair value of services provided by related party	-	-
Increase in accounts payable & accrued expense	-	9,393
Cash used by operating activities	(7,282)	-

Cash used by investing activities	-	-

Cash flows from financing activities:
Capital contributions by shareholder	7,282	-
Cash provided by financing activities	7,282	-

Change in cash	-	-

Cash - beginning of period	-	-

Cash - end of period	$ -	$ -

Supplemental disclosure of cash flow information:
Cash paid for interest	$ -	$ -
Cash paid for taxes	$ -	$ -

Non-cash financing activities:
Deferred compensation waived	$ 32,800	$ -
Note payable and accrued interest waived	$ 126,200	$ -

.

See accompanying notes to condensed financial statements.

SENIOR OPTICIAN SERVICE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED SEPTEMBER 30, 2008

(UNAUDITED)

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

Income taxes

The Company uses the asset and liability method of accounting for income taxes. At September 30, 2008 and March 31, 2007, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences due to statutory differences in the recognition of assets and liabilities for tax and financial reporting purposes, generally including such items as accumulated depreciation and amortization, allowance for doubtful accounts, organizational and start-up costs and vacation accruals.

SENIOR OPTICIAN SERVICE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED SEPTEMBER 30, 2008

(UNAUDITED)

NOTE 1 - Summary of Significant Accounting Policies (Continued)

Income taxes (continued)

As of September 30, 2008 and March 31, 2008, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company held by owners 5.0% or more of the Company.

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED SEPTEMBER 30, 2008

(UNAUDITED)

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

SENIOR OPTICIAN SERVICE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED SEPTEMBER 30, 2008

(UNAUDITED)

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

SENIOR OPTICIAN SERVICE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED SEPTEMBER 30, 2008

(UNAUDITED)

In March 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows. SFAS No. 161 is effective beginning January 1, 2009. We do not expect the adoption of SFAS No. 161 will have a material impact on our financial statements.

In May 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (“SFAS”) No. 162, "The Hierarchy of Generally Accepted Accounting Principles”.  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States.  SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company is currently evaluating the impact of SFAS 162 on its financial statements but does not expect it to have a material effect.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

Results of Operations

We currently have no assets and no operations.  During the six months ended September 30, 2008, we realized no revenue and incurred $7,282 in operating expenses.  Our operating expenses primarily consisted of fees to lawyers and accountants necessary to maintain our standing as a fully-reporting public company and other administration expenses attendant to the trading of our common stock.

Our operating expenses in the six months ended September 30, 2008 were not significantly different in magnitude than in the six months ended September 30, 2007, with one exception.  The greater portion of our expenses in the six months ended September 30, 2007 consisted of an accrual of interest payable on notes issued to Gregory Wilson, who had been the majority shareholder of the Company.  When Mr. Wilson sold the majority ownership interest on April 7, 2008, he released the Company from the notes and waived all accrued interest.

We do not expect the level of our operating expenses to change in the future until we undertake to implement a business plan or effect an acquisition.

Liquidity and Capital Resources

At September 30, 2008 we had no working capital, due to the fact that we had no assets and no liabilities.  All of the liabilities on our balance sheet at March 31, 2008 were owed to Gregory Wilson, and were waived by him on April 7, 2008.

Our operations consumed $7,282 in cash during the six months ended September 30, 2008.  Our majority shareholder paid our ongoing expenses, and we recorded the payments as capital contributions.  In the future, unless we achieve the financial and/or operational wherewithal to sustain our operations, it is likely that we will continue to rely on loans and capital contributions to sustain our operations.

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

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  Honggang Yu, our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of September 30, 2008.  Pursuant to Rule13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, “disclosure controls and procedures” means controls and other procedures that are designed to insure that information required to be disclosed by the Company in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission’s rules.  “Disclosure controls and procedures” include, without limitation, controls and procedures designed to insure that information the Company is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.  Based on his evaluation, Mr. Yu concluded that the Company’s system of disclosure controls and procedures was effective as of September 30, 2008 for the purposes described in this paragraph.

Changes in Internal Controls.  There was no change in internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act or 1934) identified in connection with the evaluation described in the preceding paragraph that occurred during the Company’s second fiscal quarter that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

 PART II   -   OTHER INFORMATION

Item 6.

Exhibits

Rule 13a-14(a) Certification

Rule 13a-14(b) Certification

SIGNATURES

Pursuant to the  requirements  of the Securities  Exchange Act of 1934, the Registrant  has duly  caused  this  Report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

SENIOR OPTICIAN SERVICE, INC.

Date: November 18, 2008

By: /s/ Honggang Yu

Honggang Yu, Chief Executive Officer

12