Form 10-Q
period 2008-12-31
SENIOR OPTICIAN SERVICE INC
filed 2009-02-17
CIK 1101423

U. S. Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended December 31, 2008

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

February 17, 2009

Common Voting Stock: 5,954,000

SENIOR OPTICIAN SERVICE, INC.
BALANCE SHEETS

	December 31,	March 31,
	2008	2008
	(Unaudited)
Assets

Current assets
Cash in bank	$-	$-

Total assets	-	-

Liabilities and Shareholders' Deficit

Current liabilities
Notes payable	-	102,397
Accrued interest payable	-	23,803
Total liabilities	-	126,200

Shareholders' Deficit
Common stock - $0.001 par value, 100,000,000 shares
authorized, 5,954,000 and 5,954,000 shares
issued and outstanding	5,954	5,954
Deferred compensation	-	32,800
Additional paid-in capital	547,958	378,002
Accumulated deficit	(553,912)	(542,956)
Total shareholders' deficit	-	(126,200)
Total liabilities and shareholders' deficit	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

SENIOR OPTICIAN SERVICE, INC.
STATEMENTS OF OPERATIONS

	Three months ended		Nine months ended
	December 31,		December 31,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenue	$ -	$ -	$ -	$ -

Costs & Expenses
General & Administrative	3,674	5,851	10,956	8,780
Interest Expense	-	2,547	-	9,011
Total Costs & Expenses	3,674	8,398	10,956	17,791

Loss from operations	(3,674)	(8,398)	(10,956)	(17,791)

Income tax expense	-	-	-	-

Net Loss	$ (3,674)	$ (8,398)	$ (10,956)	$ (17,791)

Basic & diluted per share amounts:
Basic & diluted	$ -	$ -	$ -	$ -

Net Loss Per Share - Basic & diluted	$ -	$ -	$ -	$ -

Weighted average number of shares
outstanding during the period –
basic and diluted	5,854,000	5,854,000	5,854,000	5,854,000

The accompanying notes are an integral part of these condensed financial statements.

SENIOR OPTICIAN SERVICE, INC.
STATEMENTS OF CASH FLOWS

Nine months ended
December 31,
	2008	2007
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$ (10,956)	$ (17,791)
Adjustments required to reconcile net loss:
Fair value of services provided by related party	-	5,000
Payment of expenses by related party	10,956	-
Increase in accounts payable & accrued expense	-	12,791
Cash used by operating activities	-	-

Cash used by investing activities	-	-

Cash used by financing activities	-	-

Change in cash	-	-
Cash - beginning of period	-	-

Cash - end of period	$ -	$ -

Supplemental disclosure of cash flow information:
Cash paid for interest	$ -	$ -
Cash paid for taxes	$ -	$ -

Non-cash financing activities:
Deferred compensation waived	$ 32,800	$ -

Note payable and accrued interest waived	$ 126,200	$ -

.

The accompanying notes are an integral part of these condensed financial statements.

SENIOR OPTICIAN SERVICE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED DECEMBER 31, 2008

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

In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the three and nine month periods have been made.  Results for the interim period presented are not necessarily indicative of the results that might be expected for the entire fiscal year.  These condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s Form 10-KSB for the year ended March 31, 2008.

Cash and cash equivalents

For Statement of Cash Flows purposes, the Company considers all cash on hand and in banks, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

Income taxes

The Company uses the asset and liability method of accounting for income taxes. At December 31, 2008 and March 31, 2008, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences due to statutory differences in the recognition of assets and liabilities for tax and financial reporting purposes, generally including such items as accumulated depreciation and amortization, allowance for doubtful accounts, organizational and start-up costs and vacation accruals.

SENIOR OPTICIAN SERVICE, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE PERIOD ENDED DECEMBER 31, 2008

(UNAUDITED)

NOTE 1 - Summary of Significant Accounting Policies (Continued)

Income taxes (continued)

As of December 31, 2008 and March 31, 2008, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company held by owners 5.0% or more of the Company.

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

FOR THE PERIOD ENDED DECEMBER 31, 2008

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

FOR THE PERIOD ENDED DECEMBER 31, 2008

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

FOR THE PERIOD ENDED DECEMBER 31, 2008

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

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

Results of Operations

We currently have no assets and no operations.  During the nine months ended December 31, 2008, we realized no revenue and incurred $10,956 in operating expenses.  Our operating expenses primarily consisted of fees to lawyers and accountants necessary to maintain our standing as a fully-reporting public company and other administration expenses attendant to the trading of our common stock.

Our operating expenses in the nine months ended December 31, 2008 were not significantly different in magnitude than in the nine months ended December 31, 2007, with one exception.  The greater portion of our expenses in the nine months ended December 31, 2007 consisted of an accrual of interest payable on notes issued to Gregory Wilson, who had been the majority shareholder of the Company.  When Mr. Wilson sold the majority ownership interest on April 7, 2008, he released the Company from the notes and waived all accrued interest.

We do not expect the level of our operating expenses to change in the future until we undertake to implement a business plan or effect an acquisition.

Liquidity and Capital Resources

At December 31, 2008 we had no working capital, due to the fact that we had no assets and no liabilities.  All of the liabilities on our balance sheet at March 31, 2008 were owed to Gregory Wilson, and were waived by him on April 7, 2008.

Our operations consumed $10,956 in cash during the nine months ended December 31, 2008.  Our majority shareholder paid our ongoing expenses, and we recorded the payments as capital contributions.  In the future, unless we achieve the financial and/or operational wherewithal to sustain our operations, it is likely that we will continue to rely on loans and capital contributions to sustain our operations.

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

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  Honggang Yu, our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2008.  Pursuant to Rule13a-15(e) promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, “disclosure controls and procedures” means controls and other procedures that are designed to insure that information required to be disclosed by the Company in the reports that it files with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time limits specified in the Commission’s rules.

“Disclosure controls and procedures” include, without limitation, controls and procedures designed to insure that information the Company is required to disclose in the reports it files with the Commission is accumulated and communicated to our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.  Based on his evaluation, Mr. Yu concluded that the Company’s system of disclosure controls and procedures was effective as of December 31, 2008 for the purposes described in this paragraph.

Changes in Internal Controls.  There was no change in internal controls over financial reporting (as defined in Rule 13a-15(f) promulgated under the Securities Exchange Act or 1934) identified in connection with the evaluation described in the preceding paragraph that occurred during the Company’s third fiscal quarter that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

 PART II   -   OTHER INFORMATION

Item 6.

Exhibits

Rule 13a-14(a) Certification

Rule 13a-14(b) Certification

SIGNATURES

Pursuant to the  requirements  of the Securities  Exchange Act of 1934, the Registrant  has duly  caused  this  Report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

SENIOR OPTICIAN SERVICE, INC.

Date: February 17, 2009

By: /s/ Honggang Yu

Honggang Yu,

Chief Executive Officer

12