Form 10-K
period 2009-03-31
SENIOR OPTICIAN SERVICE INC
filed 2009-07-14
CIK 1101423

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

( X )	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE FISCAL YEAR ENDED MARCH 31, 2009

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _________ to __________

Commission File Number 0-28683

SENIOR OPTICIAN SERVICE, INC.
(Exact Name of Registrant as Specified in Its Charter)

NEVADA	41-1954595
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

NO. 195 ZHONGSHAN RD, HEPING DISTRICT
SHENYANG, LIAONING PROVINCE
PEOPLE’S REPUBLIC OF CHINA
(Address of principal executive offices)

86-24-2286-6686
(Issuer's telephone number)

Securities Registered Pursuant to Section 12(b) of the Exchange Act: NONE

Securities Registered Pursuant to Section 12(g) of the Exchange Act:

COMMON STOCK, $0.001 PAR VALUE
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 406 of the Securities Act.    Yes __ No √

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes __ No √

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  √     No __

Indicate by check mark disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained,  to the best of registrant's  knowledge,  in definitive proxy or information  statements incorporated  by reference  in Part III of this Form 10-K or any  amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer      Accelerated filer     Non-accelerated filer     Small reporting company  X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No √

As of July 10, 2009 the aggregate market value of the common stock held by non-affiliates was approximately $2,242,963, based upon the closing sale price on July 10, 2009 of $.12 per share.

As of July 10, 2009, there were 29,901,100 shares of common stock outstanding.

Documents incorporated by reference: NONE

PART I

FORWARD-LOOKING STATEMENTS: NO ASSURANCES INTENDED

In addition to historical information, this Annual Report contains forward-looking statements, which are generally identifiable by use of the words “believes,” “expects,” “intends,” “anticipates,” “plans to,” “estimates,” “projects,” or similar expressions. These forward-looking statements represent Management’s belief as to the future of Senior Optician Service, Inc.  Whether those beliefs become reality will depend on many factors that are not under Management’s control.  Many risks and uncertainties exist that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled “Risk Factors.” Readers are cautioned not to place undue reliance on these forward-looking statements. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements.

ITEM 1.               BUSINESS

Senior Optician Service, Inc. (the “Company”), through its wholly-owned subsidiary, Vantone International Group, Inc., owns 100% of the registered capital of Shenyang Vantone Health Care Products Manufacturing Co., Ltd. (“Vantone Manufacturing”), a corporation organized in January 2007 under the laws of the People’s Republic of China (the “PRC”).  Vantone Manufacturing is engaged in the manufacture and distribution of health and beauty products, water purifying equipment, and kitchen and bath equipment.

Effective on April 1, 2007, Vantone Manufacturing obtained control over the business of Shenyang Vantone Yuan Trading Co., Ltd. (“Vantone Yuan”), the relationship between them being customarily identified as “entrusted management.”  The relationship is defined by three agreements, each of which has a term of ten years. The effect of these agreements is that Vantone Manufacturing acquired the exclusive control over the business of, the right to all revenues obtained by, and responsibility for all of the expenses incurred by Vantone Yuan.

Vantone Yuan is a distribution company that was founded in April 2007 under the laws of the People’s Republic of China with registered capital of 20 million RMB (US$2,923,976).  Vantone Yuan’s executive offices and manufacturing facility are located in the City of Shenyang in Liaoning Province, in northeastern China. Vantone Yuan engages in the distribution of 70 different commodity products, mainly through more than 400 dedicated franchise stores located throughout China.

Vantone Yuan carries out most of its distribution business through the operations of wholly-owned subsidiaries organized under the laws of the PRC: Kang Ping Vantone Trading Co., Ltd., Kang Ping Vantone Yuan Trading Co., Ltd. and Shenyang Vantone Liyuan Trading Co., Ltd.  Vantone Yuan carries out its insurance business through a subsidiary in which it holds a 78% interest:  Liaoning Vantone Insurance Agent Co., Ltd. (“Vantone Insurance”).  During a portion of 2008 and until the end of March 2009 Vantone Yuan also owned two smaller insurance companies:  Jilin Qunfeng Insurance Agent Co., Ltd (“Qunfeng”) and Heilongjiang DiAn Insurance Agent Co., Ltd. (“DiAn”).  Qunfeng and DiAn, which accounted for approximately 26.5% of Vantone Yuan’s insurance business in the year ended March 31, 2009, were sold to Honggang Yu and his spouse, Hongfen Cao, for approximately $19,000 at the end of March 2009.

Marketing Network

Within the past two years, Vantone Yuan has developed a strong sales network across China.  Initially it established a chain of more than 400 franchise stores across the China, as well as branch offices in Jilin and Heilongjiang Provinces. Since April 2008 Vantone Yuan has been gradually converting the franchises to exclusive sales agencies, with the goal of completing the conversion by September 2009.  Through the sales network, the Company has distributed a variety of 70 different products ranging from the daily commodities such as toiletries, vitamins water filters, and insurance products.

Currently, there are stores selling the Vantone products exclusively in 150 cities in 20 provinces of China. The stores carry Vantone trade dress and are permitted to sell only Vantone products. The stores are free to determine resale prices for the products, but must honor the suggested minimum retail price.

Since April 2008, Vantone Yuan has been gradually establishing regional sales agents to help supervise the management of the stores and enhance the customer bases for Vantone products. The sales agents are unaffiliated companies, which assume their own independent financial responsibility. Under the model Sales Agent Agreement, the sales agent pays an initial one-time fee of RMB 5,000 to be licensed to do business under Vantone’s logo, the Company’s own trademark. With the requirement that the initial order be at least 20,000 RMB and succeeding orders be no less than 10,000 RMB, the sales agent is be licensed to use a Vantone logo on the storefront that makes the store easy to recognize.

Under the Sales Agent Agreement, the Sales Agent is authorized to develop subordinate sales agents under the sales region and is entitled to bonuses according to related policies set by the Company.  The term of the Sales Agent Agreement is one year. The agreement is renewable. Provided that within two months prior to the deadline of the agreement the Sales Agent sends written renewal notice to the Company, no renew fee shall be required.

Vantone Yuan also offers products direct to consumers through the Company’s website. On the website, customers can search and purchase all the products sold under Vantone’s trademark. Being a new and fast distribution channel, E-commerce is expected to attract more customers to purchase and new suppliers to provide new products and services under Vantone’s logo.  At the same time, however, Vantone Yuan has a competitive advantage over purely online marketers, having the support of its current franchisees and logistic system. The Company provides “brick and mortar” operations to create a tangible business presence in contrast to a purely virtual presence, and the Company provides immediate human response from phone support.

Product Lines

Currently the Company engages in two segments of business activities: distribution of daily commodity, health and beauty products and insurance agency service.

Through its three wholly-owned subsidiaries, Kang Ping, Kang Ping Vantone Yuan, and Liyuan, the Company is engaged in the distribution of a wide variety of commodities, some of which it manufactures and some of which are manufactured for Vantone Yuan and carry its private label.  The products distributed by Vantone Yuan include the following categories.

Vantone Water Purifier Series.  Vantone Manufacturing has developed a production facility for the manufacture of our own water purifier products. During the fiscal year ended March 31, 2009, the sales of this category of products represented approximately 80% of our sales revenues.

In China, drinking water safety is a growing concern, as it has been estimated that over 70% of Chinese rivers, lakes and seashores are polluted and 90% of underground water in the cities is also polluted. Potable water is a common concern of most households and businesses. Water filters are an efficient and cost effective method many consumers are choosing.

Vantone provides Reverse Osmosis Carbon Filters. Reverse Osmosis (RO), also known as Hyper-filtration by the industry, represents the state-of-the-art in water treatment technology. Originally RO was developed in the late 1950's as a method of desalinating sea water. Today, RO has earned its name as the most convenient and thorough method to filter water. It is used by most water bottling plants, and by many industries that require ultra-refined water in manufacturing. Now Vantone makes this advanced technology available to homes and offices for drinking water filtration at affordable prices.

Vantone Water Filter.  This product is developed and manufactured by Guangdong Dianguan Water Technology Ltd.  The filter features an activated carbon filter that reduces chlorine, sediment, bad taste and odor. The double filtration process reduces lead, copper, chlorine, sediment, chemicals linked to cancer (TTHMs, Benzine), bad taste and odor as the first step, and removes 99.99% of microbiological contaminants, cryptosporidium and algae, producing clean, healthy water with better taste. The compact design makes it easy to use and store by fitting in the sink or refrigerator. The cost is relatively low and can be afforded by an ordinary household.

GS Nano Cigarette Filter.  This product is imported from the U.S. Generally a cigarette filter can reduce the amount of smoke, tar and fine particles. The Nano cigarette filter can be more helpful in reducing the intake of hazards into the lungs, alleviating morning cough from smoking, and improving breath and taste. It can also help reduce smoke dependency and cravings while maintaining the cigarette flavor.

Mengxishi---Skin care products.  We sell two categories of Mengxishi skin care products: high-tech skin care products and conventional skin care products.

•	High-Tech Skin Care Product Family:

Dow Corning’s high molecular weight silicone elastomers were used to develop Mengxishi high-tech skin care products, a leading edge anti-aging cosmetic technology. The innovative formula improves the skin’s appearance to achieve a smoother, more youthful looking skin, with prolonged use enhancing the effect. The products also aid in dermal hydration, providing skin with balance to stay soft and smooth. There are five products in this product family: Soft Bio-peptide refinisher, Soft Bio-peptide lotion, Soft Bio-peptide emulsion, Soft Bio-peptide cream, Soft Bio-peptide eye cream.

•	Conventional Skin Care Product Family:

Mengxishi also has a conventional skin care product family, including face cream, skin balancing cleanser, skin whitening cleanser, dry skin cleanser, skin balancing lotion, skin balancing gel, skin whitening cream, moisture cream, sun protection cream, skin balancing mask, skin whitening mask, skin moisture mask, skin emulsion, hand cream, nutrition eye cream, revitalizing cream. Compared to the high-tech skin care products, conventional skin care products are cheaper and thus affordable to the ordinary family.

Both series of Mengxishi skin care products were the result of research by PLA General Hospital, a well-known hospital in China. Vantone Yuan sponsored the research, as a result of which our CEO, Honggang Yu, owns the trademark for and formula for Mengxishi.

In June, 2007, we entered into a production-distribution contract with the Beijing Daily-Commodity Manufacturing Company.  According to the contract, Beijing Daily-Commodity Manufacturing Company is responsible for the production of Mengxishi products according to the product list, amount, and package standards Vantone Yuan requires.  Vantone Yuan is responsible for the distribution of the products. Vantone Yuan is also responsible for all product returns as no returns to the factory are permitted according to the contract. Vantone Yuan also assumes all the expenses related to the packaging, advertisement and marketing.

Nutritious Food Products.  Chinese herbalism is a 4,000 year old tradition. It is integral to Chinese culture and society as a concept of improving health in a natural way, incorporating dietary therapy as an effective way to prevent and treat diseases. Based on the theory of Chinese traditional medicine, the intake of food and natural ingredients are intricately connected to our health and well-being. Abstracts from natural herbs and foods can enhance human beings’ immune system and improve functions of organs, thus creating medical effects. Because of this traditional notion, traditional Chinese medicine made of natural herbs and dietary food is very popular in China for the prevention and treatment of diseases. The six food products the Company distributes are central to these types of traditional Chinese practices, including:

 (1) Kang Xin Tai Liquid: liquid extracts of herbal ingredients, Danshen, Dilong. The liquid is intended to clean the thrombus, provide nutrition to the nervous system, decrease blood viscosity and the level of cholesterol, improve the function of liver and cardiovascular system, and prevent apoplexy. The liquid is also believed to help prevent the complications of diabetes such as hyperglycaemia.

(2) Ganoderma Amboinense Capsules. The effective ingredient, the ganoderma, is one of the most precious herbs used in Chinese traditional medicine. The special technique our provider, Teng Tai Tang, uses in the plant grown in his own farms ensures a consistent high quality superior to others in the market, with more nutrients such as Polysaccharide element, amino acid polypeptide, adenosine, etc. Ganoderma has been proven to be able to help improve immune system and is often used by persons with cancers.

(3) Pan Tea Pellet, tea extracts. This product contains tea polyphenols, flavonoids, zinc, potassium, calcium, multiple amino acids, and polysaccharides. The active ingredient of polyphenols as one type of antioxidant may help prevent blood clotting and lower cholesterol levels, and thus reduce risk of gastric, esophageal and skin cancers. It can also help improve vitality, immunity, natural health and longevity, and protect kidney and spleen. Currently this series has 7 different products in the markets.

(4) Changbao Huiyuan Liquid. Made of Chinese medicine—including aweto, organic herbal together with traditional Chinese white wine, it can be used for both male and female to improve the function of sexual hormones, prevent fatigue and aging, and improve memory system and metabolism. The liquid contains complex zinc, amino acids and other trace elements.

(5)  Xibao Tablet (Tablet with Selenium). Selenium plays an important role in the body's enzyme function, and may help to stimulate the production of antibodies (disease-fighting organisms) after vaccination. Selenium also aids in male fertility. Selenium is also considered an antioxidant, and it may work with other antioxidants such as vitamins C and E to protect the body's cells against free radicals, which can help inhibit cancerous cells and prevent heart disease

(6) Vantone Longevity Salt. As a substitute for sodium in ordinary salt, the potassium contained in our product can not only avoid the harm resulted from sodium, but can also help improve kidney function. It also plays a key role in cardiac, skeletal, and smooth muscle contraction, making it an important nutrient for normal heart, digestive, and muscular function.

Bamboo Fiber and Yarn Product Family.  The Bamboo Fiber and Yarn Product Family consists of 13 products produced by a Chinese company located in Shenzhen. All the products are made of bamboo fiber and yarn. Bamboo grows widely throughout China and is easily to get. Bamboo is a renewable resource. It can be harvested without killing the plant, and it only takes a few months before the plant is ready to be harvested again. That makes it an environmentally friendly choice. Bamboo yarn is strong, flexible, and can be softer than silk when spun into yarn. The Bamboo Fiber and Yarn product family include quilts, towels, underwear, pajamas, mats,  etc. This category of products accounted for a major part of our revenue during the year ended March 31, 2008.  However, because products made of bamboo materials are suitable for use in hot weather, we realized that in the long term the sales of products in the cold northern region would not have good potential. Thus we decided to suspend the sale of this category of products in 2008.

Seaside Naturals Baby Product Family.  Recently we entered into a sales agent agreement with Seaside Natural Inc, a U.S. company, and obtained the right to distribute its baby products “Little Star” series in China.  The “Little Star” series of baby products includes: Baby Powder (Sprinkle, Sprinkle Little Star Dust); Babies Cleaner; Baby Calming Spray; Baby Oil; Baby Lotion (Little Star Illuminating Lotion); Baby Diaper Rash Cream; Baby Wash and Shampoo; Baby Room Freshener; Baby Bottom Wash; Baby Cream; Baby Diaper Jelly; and Baby Cradle Cap Remedy.

Insurance Agency Services

The insurance industry in China is nascent, but growing rapidly.  From 2006 to 2007 the market for insurance in China more than doubled in size. Currently there are about 1000 professional insurance agencies in China.  Although the current global recession is a limiting factor, we believe that the market will continue to grow at a significant pace.  China’s government encourages the development of the insurance industry to satisfy the need for insurance products in China. With a better understand of the benefits of life and property insurance, Chinese citizens are more willing to spend money on insurance products.

In China, a license is required to become an insurance agent. The China Insurance Regulatory Commission (“CIRC”) is the regulatory authority that is responsible for the issuance of this license. On December 9, 2003, the CIRC granted Vantone Insurance a license to act as agent in the distribution of all types of insurance product and perform other insurance related services. The license expires on December 9, 2010, but we expect to be able to renew.

Vantone Insurance primarily represents the insurance products of New China Life Insurance Co., Ltd. and Ping An Insurance Corporation in Shenyang.  The Company expects to expand its involvement in the insurance market, and has recently developed relationships with  two additional insurance companies in China: Zhong Yi Insurance Company and Xin Hua Insurance Company.  Meanwhile, the Company is also working with its underwriters to develop new insurance products based on feedback from the market. We anticipate a growing business income in this area in the coming years.

Our Suppliers

Most of the products sold by Vantone Yuan are manufactured of Vantone Yuan on a “private label” basis by independent factories.  Among our principal suppliers are:

•	Mengxishi Products:	Beijing Daily-Commodity Manufacturing Company
•	Vantone Water Purifier:	Guangzhou Yi Teng Distribution Company
Si Fang High Tech Stock Limited Company
Shenyang Lang Xun Technology
•	Seaside Natural Furnace:	Guangzhou Zhongshan Wanyi Kitchen
Sanitary Product Limited Co..
•	Alkaline Water Cups:	Shenyang Mei Yi Bio-Technology Company
•	Bamboo Fiber and Yarn Products:	Shenzhen Shanyue Technology Development Company Ltd.

Some of these products are also manufactured by Vantone Manufacturing or Vantone Yuan.  Generally, we will be able to second source any of our products if any of our suppliers becomes unavailable to us

Intellectual Property

Vantone Yuan is currently applying for trademark protection in China for its name:  Vantone and Vantone Yuan, and for the Chinese character logo:  “万通” and “万通源”.

Our subsidiary, Vantone Manufacturing, owns the trade mark of Seaside Naturals. The trademark registration number in China is ZC7158721SL.

Competition

Currently Vantone’s primary Chinese competitor is a large chain store named “Watsons Group,” which is engaged in the distribution of health care and cosmetics products in China. In addition, we face indirect competition from Amway, which has received permission from the Government of China to carry on direct multilevel sales of health and beauty supplies throughout  China. As a global leader in direct selling, Amway has over three million Independent Business Owners (IBOs) in over 80 countries and territories around the world. Amway first entered Chinese market in 1992 and was granted the direct sales license. By the end of 2006, it had 3 area sales branches in Guangzhou, Beijing and Shanghai, China. Also it has a manufacturing base in Guangzhou to produce nutrition products, cosmetics, personal and home care products. In 2006, the total revenue for Amway in China was 19 billion RMB (approx. $2.8 billion). Avon and Mary Kay are two other American companies licensed to conduct direct marketing of health care products and daily commodities in China.

Although our competitors have strong financial advantages and entered into the health and beauty market earlier than we did, we have competitive strength in three aspects. First, some of the key products that we distribute, such as Ganoderma Amboinense Capsules and Pan Tea Pallet, are unique to the market and exclusively distributed by us. Second, we have an efficient management team, a group of experts and professionals who are able to identify the most advanced new products in the industry, and experienced analysts who decide where to open new stores and create more production capacity. Third, we have developed a close business relationship with our customers through our 400 branded stores.

  The markets for the health care industry and the insurance industry in China are still in their infant stage and have great potential. Domestic demands are growing very fast because of the improvement of standard of living. As our brand names have gradually been recognized in the industries, suppliers are willing to offer our Company low wholesale prices to distribute their products through our network. We believe that with our effective strategies in marketing and sales, brand recognition, product quality, customer service, niche marketing and segmentation, we will be able to have a competitive advantage in the distribution of health care products and insurance products.

Employees

Vantone’s business is organized into six operational departments:  administration, marketing, human resources, business data management, financial data management, and production operations. There are currently 45 full-time employees, including 16 in administration, 10 in marketing, 7 in the human resource department, 5 in the business data management center, 5 in the financial data management center, and 2 in production operations.

ITEM 1A             RISK FACTORS

Investing in our common stock involves risk. You should carefully consider the risks described below together with all of the other information contained in this Report, including the financial statements and the related notes, before deciding whether to purchase any shares of our common stock. If any of the following risks occurs, our business, financial condition or operating results could materially suffer. In that event, the trading price of our common stock could decline and you may lose all or part of your investment.

Our ability to generate revenues could suffer if the PRC market for health care and insurance products does not develop as anticipated.

As the economy of the PRC has expanded in recent years, the market for both our consumer products and our insurance products has swelled.  This momentum has been abetted by the introduction of new products, the development of consumer preferences by new competitors and adaptation of strategies by existing competitors. We expect both markets will continue to grow, and we must continue to adapt our strategy to be competitive in the market. The current worldwide recession, however, has reduced the rate of growth, and the long term prognosis for the Chinese economy cannot be predicted.  Likewise consumer tastes are difficult to accurately predict. If we cannot successfully identify the suitable products to be distributed in the market, our ability to increase revenues could suffer.

Competition from other chain stores which carry similar products and services could materially adversely affect our revenues and financial condition.

The health care and insurance agent industry are highly competitive and driven by consumer preferences. Our competitors include chain stores with brands known domestically and overseas. Our competition also includes worldwide direct marketing organizations, such as Amway and Avon.  Our competitors may introduce products similar to ours with more competitive prices that will cause us to lose customers. Failure to maintain our competitive position could materially decrease our revenues and affect our financial condition.

 We are implementing significant changes in our business plan.  If we fail to effectively manage the transition, our business and operating results could be harmed.

During the past fiscal year we began to implement significant changes in our business plan.  Initially we began to transition from a franchise marketing model to an agency model.  Then in February 2009 we added to our product offerings higher priced electronic products.  Both of these changes have resulted in disruptions in our financial results.  In addition, the changes have placed, and will continue to place, significant demands on our management, and on our operational and financial infrastructure. If we do not effectively manage these transitions, the quality of our products and services will suffer, which would negatively affect our operating results. In addition, if the necessary funding can be obtained, we will be able to improve our operational, financial and management controls and our reporting systems and procedures. The complexity of this undertaking means that we are likely to face many challenges, some of which are not foreseeable. Problems may occur with our business relationship with the suppliers, and with our ability to sell our products to our customers. If we are not able to obtain the necessary funding and operate efficiently, our business plan may fall short of its goals, and our ability to manage our growth could be hurt.

The capital investments that we plan may require that we issue additional shares of capital stock.

We intend to raise a large portion of the funds necessary to implement our business plan by selling equity in our company.  At present we have no commitment from any source for those funds.  We cannot determine, therefore, the terms on which we will be able to raise the necessary funds.  It is possible that we will be required to issue capital stock in order to obtain the funds.  This would reduce the portion of our equity held by our current shareholders.  If, however, we are unable to raise the necessary funds, our growth will be limited, as will our ability to compete effectively.

An inability to protect our intellectual property rights could reduce the value of our products, services and brand.

Our unique technologies and brand are important assets for us.  We have applied to the Chinese government for intellectual property right protection for some of the technologies and brands that we own. However, this legal effort may sometimes not be sufficient or effective, due to the lack of effective legal enforcement in China.  Any significant impairment of our intellectual property rights could harm our business or our ability to compete. In addition, since protection of our intellectual property rights is costly and time consuming, any unauthorized use of our patented technologies could increase our cost of business and eventually harm our operating results.

An increase in wholesale prices for our distributed products could increase Vantone’s costs and decrease its profits.

Changes in wholesale prices for our distributed products could significantly affect Vantone’s business. Since cost for the distributed materials constitute a substantial part of our product price, increase in the cost will decrease our profit margin.  We also rely on several major suppliers to provide such products to distribute. Failure to maintain business relationship with this these major suppliers may make the distributed products inaccessible, and thus hurt our operating results.

We may have difficulty establishing adequate management and financial controls in China.

The People’s Republic of China has only recently begun to adopt the management and financial reporting concepts and practices that investors in the United States are familiar with.  We may have difficulty in hiring and retaining employees in China who have the experience necessary to implement the kind of management and financial controls that are expected of a United States public company.  If we cannot establish such controls, we may experience difficulty in collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet U.S. standards.

We may incur significant costs to ensure compliance with U.S. corporate governance and accounting requirements.

We may incur significant costs associated with our public company reporting requirements, costs associated with newly applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley, and other rules implemented by the Securities and Exchange Commission. We expect all of these applicable rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. We also expect that these applicable rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors, on committees of our board of directors or as executive officers.

As a public company, we are required to comply with rules and regulations of the SEC, including expanded disclosure, accelerated reporting requirements and more complex accounting rules.  This will continue to require additional cost management resources. We will need to continue to implement additional finance and accounting systems, procedures and controls as we grow to satisfy these reporting requirements. In addition, we may need to hire additional legal and accounting staff with appropriate experience and technical knowledge, and we cannot assure you that if additional staffing is necessary that we will be able to do so in a timely fashion. If we are unable to complete the required annual assessment as to the adequacy of our internal reporting or if our independent registered public accounting firm is unable to provide us with an unqualified report as to the effectiveness of our internal controls over financial reporting in the future, we could incur significant costs to become compliant.

Our financial results may be affected by mandated changes in accounting and financial reporting.

We prepare our financial statements in conformity with accounting principles generally accepted in the United States of America. These principles are subject to interpretation by the Securities and Exchange Commission and other regulatory institutions responsible for the promulgation and interpretation of securities rules and accounting policies. A change in these policies may have a significant effect on our reported results and may even retroactively affect previously reported transactions.

We rely on highly skilled personnel and, if we are unable to retain or motivate key personnel or hire qualified personnel, we may not be able to grow effectively.

Our performance largely depends on the talents and efforts of highly skilled individuals. Our future success depends on our continuing ability to identify, hire, develop, motivate and retain highly skilled personnel for all areas of our organization.

Capital outflow policies in China may hamper our ability to pay dividends to shareholders in the United States.

The People’s Republic of China has adopted currency and capital transfer regulations. These regulations require that we comply with complex regulations for the movement of capital. Although Chinese governmental policies were introduced in 1996 to allow the convertibility of RMB into foreign currency for current account items, conversion of RMB into foreign exchange for capital items, such as the payment of dividends, requires the approval of the State Administration of Foreign Exchange. Because most of our future revenues will be in RMB, any inability to obtain the requisite approvals or any future restrictions on currency exchanges will limit our ability to pay dividends to our shareholders.

Currency fluctuations may adversely affect our operating results.

Vantone generates revenues and incurs expenses and liabilities in Renminbi, the currency of the People’s Republic of China.  However, as a subsidiary of the Company, it will report its financial results in the United States in U.S. Dollars.  As a result, our financial results will be subject to the effects of exchange rate fluctuations between these currencies.  From time to time, the government of China may take action to stimulate the Chinese economy that will have the effect of reducing the value of Renminbi.  In addition, international currency markets may cause significant adjustments to occur in the value of the Renminbi.  Any such events that result in a devaluation of the Renminbi versus the U.S. Dollar will have an adverse effect on our reported results.  We have not entered into agreements or purchased instruments to hedge our exchange rate risks.

The Company is not likely to hold annual shareholder meetings in the next few years.

Management does not expect to hold annual meetings of shareholders in the next few years, due to the expense involved.  The current members of the Board of Directors were appointed to that position by the previous directors.  If other directors are added to the Board in the future, it is likely that the current directors will appoint them.  As a result, the shareholders of the Company will have no effective means of exercising control over the operations of the Company.

ITEM 1B             UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.               DESCRIPTION OF PROPERTY

Our executive offices and production facilities are located No.195 Zhongshan Road, Heping District, Shenyang, China. We own 16th, 17th and 18th floors of the building.  As is the rule in China, however, the land on which our facility is located is leased from the government for a term of 50 years.  Our land lease expiration date is August 23, 2046, and we will be able to extend the land lease term after paying certain amounts of property taxes upon expiration. The land use right was issued to Vantone by the City of Shenyang.

We also lease certain office space in Harbin, Jilin, and Kangping Districts, and one warehouse in Kangping District under an operating lease. The rent fees for our leased properties under operating lease were $30,723 and $3,240 for the years ended March 31, 2009 and 2008, respectively. In the next few years, the rental costs will continue to increase. We will be able to renew those leases when they expire.

 ITEM 3.              LEGAL PROCEEDINGS

None.

ITEM 4.               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.               MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) Market Information

Our common stock is listed for quotation on the OTC Bulletin Board system under the symbol “SOSV.”  The following table sets forth for the respective periods indicated the prices of the common stock, as reported by the OTC Bulletin Board.  Such prices are based on inter-dealer bid and asked prices, without markup, markdown, commissions, or adjustments and may not represent actual transactions.

Bid
Quarter Ending	High	Low
June 30, 2007	$ .13	$ .10
September 30, 2007	$ .14	$ .10
December 30, 2007	$ .10	$ .08
March 31, 2008	$ .10	$ .08

June 30, 2008	$ .65	$ .15
September 30, 2008	$ .30	$ .15
December 31, 2008	$ .15	$ .11
March 31, 2009	$ .14	$ .09

(b) Shareholders

On July 13, 2009 there were approximately 475 holders of record of our common stock.

(c)  Dividends

Since the Company’s incorporation, no dividends have been paid on our Common Stock. We intend to retain any earnings for use in our business activities, so it is not expected that  any  dividends on our common stock will be declared and paid in the foreseeable future.

(d)  Securities Authorized for Issuance Under Equity Compensation Plans

The information set forth in the table below regarding equity compensation plans (which include individual compensation arrangements) was determined as of March 31, 2009.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	0	N.A.	0
Equity compensation plans not approved by security holders	0	N.A.	0
Total	0	N.A.	0

(e)  Sale of Unregistered Securities

Senior Optician did not effect any unregistered sales of equity securities during the 4th quarter ended March 31, 2009.

 (f) Repurchase of Equity Securities

Senior Optician did not repurchase any of its equity securities that were registered under Section 12 of the Securities Act during the 4th quarter ended March 31, 2009.

ITEM 6.               SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.               MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Result of Operations

Vantone Yuan commenced its operations in 2007, and has grown to achieve a significant position in the Chinese market for health and beauty aids.  During the year ended March 31, 2008, the combined revenues of Vantone Manufacturing and Vantone Yuan totalled $8,820,089.

During the fiscal year ended March 31, 2009, however, we implemented a major adjustment of our sales model and business development strategy. Our goal is to take advantage of our distribution network that we have developed for health and beauty products to enter the rapidly growing Chinese market for insurance policies.  In order to achieve that goal, it is necessary that we convert our marketing network from a franchise model to an agency model.  So for the past year we have been gradually transforming our franchisees into sales agents, capable of marketing both household supplies and insurance policies.

This transformation of our marketing network caused disruption in our sales effort during the fiscal year ended March 31, 2009.  During the same period, we suspended distribution of the bamboo products that had accounted for nearly 40% of our sales revenue during the year ended March 31, 2008.  We determined that the seasonality of the products and the limited geographic area in which they can be successfully marketed made them a disadvantageous foundation for our marketing effort.  Primarily as a result of these two adjustments, our revenues during the fiscal year ended March 31, 2009 dropped to $2,958,731 from $8,820,089 for the fiscal year ended March 31, 2008.

Our revenues during the year ended March 31, 2009 arose from our two business segments: distribution of household commodities and marketing of insurance policies. Our revenues from the sale of our household products during the fiscal year ended March 31, 2009 totaled $2,562,010, or 86.6% of our revenues for the period. The revenue from our insurance agency services was $396,721, or 13.4% of our revenues for the year ended December 31, 2009.

Going forward, our revenue will be significantly affected by a third line of products.  In February 2009, we commenced our efforts to enter into the market for the distribution of consumer electronics and home appliances in China:  televisions, air conditioners, refrigerators, cellular phones, cooking appliances, etc.  In April 2009 we began to sell those products. We are entering this market at this time, in part because the Chinese government recently established a 2 billion RMB stimulus package, consisting of subsidies to assist low income families in purchasing new electronics and home appliances. This stimulus package creates a significant business opportunity for the distribution of the targeted products through our existing distribution network.

Recognizing this business opportunity, we plan to develop a combination of our current sales agent, service system and an E-commerce platform to distribute consumer electronics and home appliances. Since February 2009, we have started to negotiate with several famous brand name manufacturers of televisions, refrigerators, air conditioners, cellular phones, and other consumer electronics manufacturers in China. We plan to offer these products through our sales agents.  We also plan to use the most updated software to establish an efficient and safe platform for internet purchases. For the products sold through our name, we will provide a set of after-sale customer services. We have also started to train our sales agents and service team to get them ready for our expansion in the consumer electronics and home appliance distribution industry. With all these efforts, we intend to establish our own brand name in the sales of consumer electronics and home appliances.

We expect that, with our marketing efforts in the final quarter of the recently completed fiscal year, sales for the first and second quarter of the current year will grow.

Since the beginning of the 2008 fiscal year, we have been organizing our insurance agency business, particularly focused on the distribution of life insurance and property insurance products for major insurance companies in China.  As part of this effort, we have established relationships with a number of the major insurance companies in China, and will in the future be authorized to market life insurance and property insurance products for New China life Insurance Co., Ltd, Ping An Insurance, Zhong Yi Life Insurance, Shou Chuang An Tai, and XinFu Insurance Co.  For this reason, we expect significant growth in this segment of business in the future.

Just as our revenue declined from the fiscal year ended March 31, 2008 to the fiscal year ended March 31, 2009, our cost of sales also dropped from $2,062,647 to $1,157,218. Because of the disruption in our distribution networks, our gross margin decreased from 76.6% during the fiscal year ended March 31, 2008 to 60.9% during the fiscal year ended March 31, 2009.

Since our overhead has not changed significantly since 2007, our selling, general and administrative expenses remained relatively stable from period to period – with one exception.  General and administrative expense for the year ended March 31, 2009 grew to $1,080,159 from $701,938.  This was entirely attributable to the expenses that we incurred in connection with our efforts to effect a reverse merger of Vantone International into a U.S. shell company, which was accomplished in May 2009.  We expect, however, that our selling, general and administrative expenses will increase in proportion to the revitalization in our business activity in the coming periods.  In addition, we will now bear the ongoing expenses attributable to being a U.S. public, reporting company.

Although, under U.S. accounting principles, we realized only $224,715 in net pre-tax income for the year ended March 31, 2009, our taxable income as calculated under Chinese principles was considerably higher.  For that reason, we recorded an income tax expense of $97,656 for the period.  In contrast, during the fiscal year ended March 31, 2008, Vantone Yuan had an income tax of $21,810, and we recorded no liability, despite pre-tax income of $5,300,638, as it received a government tax exemption for that year.

For the reasons described above, we realized only $149,823 in net income during the fiscal year ended March 31, 2009, compared to $5,264,229 for the fiscal year ended March 31, 2008. As we complete our strategic adjustment in our sales of daily commodities and insurance products, we expect our sales to revive entering the current fiscal year.

Our business operates primarily in Chinese Renminbi (“RMB”), but we report our results in our SEC filings in U.S. Dollars.  The conversion of our accounts from RMB to Dollars will result in translation adjustments.  While our net income will be added to the retained earnings on our balance sheet; the translation adjustments will be added to a line item on our balance sheet labelled “accumulated other comprehensive income,” since they will be more reflective of changes in the relative values of U.S. and Chinese currencies than of the success of our business.  During the year ended on March 31, 2009, the effect of converting our financial results to Dollars was to add $338,438 to our accumulated other comprehensive income.

Liquidity and Capital Resources

After our shareholders made the initial contribution of our registered capital, the growth of our business has been funded, primarily, by the revenues resulted from our business operations. As a result, at March 31, 2009, we had no long term debts.

Our working capital at March 31, 2009 totaled $4,967,565, a decrease of $20,295 from our $4,947,270 in working capital as of March 31, 2008. Although our revenues dropped during the fiscal year ended March 31, 2009, we still ended the year with $1,441,411 cash.

Included in our March 31, 2009 working capital was $1,785,393 recorded as prepayments and other current assets.  Most of this sum represents advances that we make to our suppliers for the purchase of the goods we distribute through our sales network.  It is common practice in China to secure a favorable relationship with suppliers by advancing payment for goods to be delivered at a later time.  While this aids us in obtaining favorable pricing on our purchases, the practice does limit the liquidity of our asset base.

Our business plan contemplates that we will expand our current sales agent and service system, and establish an E-commerce platform to distribute the daily commodities and insurance products. The goal is to expand to 1,000 the number of stores carrying the Vantone brand within the next two years, and that we will develop 20 regional sales agents across China. Implementation of this plan will require significant funds.  The funds are needed in order to:

●	Implement our direct marketing program, including development of internet commerce, calling center and an online presense;

●	Acquire 10 insurance agencies to expand our insurance agency business;

●	Establish stores throughout China; and

●	Implement an advertising and marketing program adequate to assure us of substantial market presence.

Our plan is to sell a portion of our equity in order to obtain the necessary funds, which will reduce the equity share of our existing shareholders.  To date, however, we have received no commitment from any source for funds.

Critical Accounting Policies and Estimates

In preparing our financial statements we are required to formulate working policies regarding valuation of our assets and liabilities and to develop estimates of those values.  In our preparation of the financial statements for 2009, there were two estimates made which were (a) subject to a high degree of uncertainty and (b) material to our results.  These were:

•
Our determination, recited in Note 3(d) to our Financial Statements, that no allowance for doubtful accounts was appropriate.  We made this determination based on our knowledge of our creditors and their past credit history.

•
Our determination, recited in Note 8(a) to our Financial Statements, that we could record a deferred tax asset of $182,564.  We made the determination based on our historical profitability, and our expectation of future profitability

We made no material changes to our critical accounting policies in connection with the preparation of financial statements for 2009.

Impact of Accounting Pronouncements

There were no recent accounting pronouncements that have had a material effect on the Company’s financial position or results of operations.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

ITEM 7A.            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8.               FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Senior Optician Service, Inc. and Subsidiary
Consolidated Financial Statements
 March 31, 2009 and 2008

Index to the Consolidated Financial Statements

Page
F-2	Report of Independent Registered Public Accounting Firm.

F-3	Consolidated Balance Sheets as of March 31, 2009 and 2008.

F-4	Consolidated Statements of Operations for the Fiscal Years Ended March 31, 2009 and 2008.

F-5	Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss) for the Fiscal Years Ended March 31, 2009 and 2008.

F-6	Consolidated Statements of Cash Flows for the Fiscal Years Ended March 31, 2009 and 2008.

F-7 to F-24	Notes to Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Senior Optician Service Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of Senior Optician Service Inc. and Subsidiary as of years ended March 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the two-year period ended March 31, 2009. The management of Senior Optician Service Inc. and Subsidiary is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Senior Optician Service Inc. and Subsidiary as of March 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the two-years period ended March 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

MS Group CPA LLC
MS Group CPA LLC

Edison, New Jersey
July 8, 2009

Senior Optician Service Inc. and Subsidiary
Consolidated Balance Sheets

	As of March 31,
Assets	2009	2008
Current Assets
Cash and equivalents	$1,441,411	$2,332,659
Accounts receivable	886,539	294
Advanced to suppliers	10,037	-
Inventories	405,030	100,563
Loan to shareholders/officers, net	371,354	1,587,285
Loan to related parties, net	148,092	913,933
Prepayments and other current assets	1,785,393	817,185
Deferred income tax assets-current	181,873	45,325
Total Current Assets	5,229,729	5,797,244

Property and Equipment - Net	3,190,850	3,238,298
Investment - At Equity	-	67,691
Deferred Income Tax Assets-Noncurrent	691	-
Total Assets	8,421,270	9,103,233

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued expenses	155,138	175,492
Accounts payable, related parties	-	133,995
Customer deposits	8,540	447,536
Taxes payable	85,038	85,820
Other current liabilities	13,448	7,131
Total Current Liabilities	262,164	849,974

Total Liabilities	262,164	849,974

Minority Interest	165,023	183,122

Stockholders' Equity
Common stock - $0.001 par value, 100,000,000 shares authorized, 29,901,000 shares issued and outstanding *	29,901	29,901
Additional paid-in capital	1,914,891	2,332,387
Reserve funds	630,710	569,325
Retained earnings	4,767,563	4,676,121
Accumulated other comprehensive income	651,018	462,403
Total Stockholders' Equity	7,994,083	8,070,137
Total Liabilities and Stockholders' Equity	$8,421,270	$9,103,233

*: As restated to show recapitalization.

See notes to consolidated financial statements.

Senior Optician Service Inc. and Subsidiary
Consolidated Statements of Operations

	For the Fiscal Years Ended March 31,
	2009	2008

Revenues
Products sold	$2,562,010	$8,349,393
Service rendered	396,721	470,696
Total Revenues	2,958,731	8,820,089

Cost of Goods Sold
Products sold	863,264	1,723,672
Service rendered	293,954	338,975
Total Cost of Good Sold	1,157,218	2,062,647

Gross Profit	1,801,513	6,757,442

Operating Expenses
Selling expenses	461,535	755,650
General and administrative expenses	1,080,159	701,938
Total Operating Expenses	1,541,694	1,457,588

Income From Operations	259,819	5,299,854

Other Expense
Interest income, net	30,617	4,752
Other expense, net	(17,277)	(3,968)
Loss on disposition of fix assets	(48,444)	-
Total Other (Expense) Income	(35,104)	784

Income Before Taxes and Minority Interest	224,715	5,300,638
Provision for Income Taxes	97,656	21,810
Income Before Minority Interest	127,059	5,278,828

Minority Interest	(22,764)	14,599

Net Income	$149,823	$5,264,229

Foreign Currency Translation Gain	188,615	512,990

Comprehensive Income	$338,438	$5,777,219

Net Income Per Common Share
- Basic and Diluted	$0.01	$0.18

Weighted Common Shares Outstanding *
- Basic and Diluted	29,901,000	29,901,000

*: As restated to show recapitalization.

See notes to consolidated financial statements.

Senior Optician Service Inc. and Subsidiary
Consolidated Statements of Shareholders' Equity and Comprehensive Income (Loss)
For the Fiscal Years Ended March 31, 2009 and 2008

					Return Earnings	Other	Total
	Common Stock		Additional Paid		(Accumulated	Comprehensive	Shareholders'
	Shares	Amount	-in Capital	Reserve Fund	Deficit)	Income (Loss)	Equity

Balance as of March 31, 2007	100,000	$100,000	$-	$-	$(18,783)	$(75)	$81,142

Accepted Variable Interest Entities on April 1, 2007	-	-	1,862,188	-	-	-	1,862,188

Capital Contribution on May 21, 2007	100,000	100,000	-	-	-	-	100,000

Capital Contribution on May 31, 2007	300,000	300,000	-	-	-	-	300,000

Reserve Fund	-	-	-	569,325	(569,325)	-	-

Net Income	-	-	-	-	5,264,229	-	5,264,229

Foreign Currency Translation Gain	-	-	-	-	-	462,478	462,478

Merge with Vantone Manufacturing	(400,000)	(499,900)	500,000		-		100

Recapitalization after Merge with Vantone International	29,801,000	29,801	(29,801)				-

Balance as of March 31, 2008	29,901,000	$29,901	2,332,387	$569,325	$4,676,121	$462,403	$8,070,137

Sold Two Subsidiaries to Related Interest Parties	-	-	(417,496)	-	-	-	(417,496)

Liyuan Reserve Fund Prior to April 24, 2008				3,004			3,004

Reserve Fund				58,381	(58,381)		-

Net Income	-	-	-	-	149,823	-	149,823

Foreign Currency Translation Gain	-	-	-	-	-	188,615	188,615

Balance as of March 31, 2009	29,901,000	$29,901	$1,914,891	$630,710	$4,767,563	$651,018	$7,994,083

See notes to consolidated financial statements.

Senior Optician Service Inc. and Subsidiary
Consolidated Statements of Cash Flows

	For the Fiscal Years Ended March 31,
	2009	2008

Cash Flows From Operating Activities
Net Income	$149,823	$5,264,229
Adjustments to Reconcile Net Income to Net Cash (Used in) Provided by Operating Activities
Depreciation	163,066	62,318
Minority interest	(22,764)	183,122
Deferred income tax benefits	(206,439)	(35,506)
Loss on disposal of fixed assets	48,444	(10,646)
Changes in operating assets and liabilities:
Accounts receivable	(863,693)	(294)
Advanced to suppliers	(10,037)	-
Inventories	(294,164)	(100,563)
Prepayments and other current assets	(922,792)	(817,185)
Accounts payable and accrued expenses	(24,300)	156,751
Accounts payable - related parties	(133,995)	133,995
Customer deposit	(439,213)	447,536
Taxes payable	(2,945)	79,891
Other current liabilities	5,975	5,211
Net Cash (Used in) Provided by Operating Activities	(2,553,034)	5,368,859

Cash Flows From Investing Activities
Payment for investment	-	(57,045)
Payment for purchase of property and equipment	(117,477)	(2,147,823)
Net Cash Used in Investing Activities	(117,477)	(2,204,868)

Cash Flows From Financing Activities
Proceeds from shareholders contribution of variable interest entities	-	400,000
Payment to acquired subsidiaries of variable interest entities	(346,801)	-
Proceeds from shareholders contribution of variable interest entities	-	705,588
Proceeds from shareholders/officers	1,320,590	711,692
Proceeds from related parties	652,400	5,483
Payment to shareholders/officers	(63,233)	(2,298,977)
Payment to related parties	(239,635)	(919,414)
Net Cash Provided by (Used in) Financing Activities	1,323,321	(1,395,628)

Net (Decrease) Increase in Cash and Equivalents	(1,347,190)	1,768,363
Effect of Exchange Rate Changes on Cash	455,942	464,115
Cash and Equivalents at Beginning of Period	2,332,659	100,181
Cash and Equivalents at End of Period	$1,441,411	$2,332,659

Supplemental Disclosures of Cash Flow Information:
Interest paid	$-	$-
Income taxes paid	$254,007	$-

Supplemental Schedule of Non-Cash Investing and Financing Activities:
Shareholder of variable interest entities contribute fix assets for equity ownership	$-	$3,343,661

See notes to consolidated financial statements.

Senior Optician Service Inc. and Subsidiary
Notes to Consolidated Financial Statements

1.	Organization and Nature of Operations

On May 14, 2009, Senior Optician Service Inc. (“Senior Optician”) acquired all of the outstanding capital stock of Vantone International Group Inc., (“Vantone International”)

Vantone International was incorporated under the laws of Nevada on December 5, 2007. It is a holding company that has owned 100% of the equity in Shenyang Vantone Healthcare Products Manufacturing Co., Ltd. (“Vantone Manufacturing”) since July 14, 2008. Most of Vantone International’s activities are conducted through its wholly own subsidiary, Vantone Manufacturing, and Vantone Manufacturing’s variable interest entities in The People’s Republic of China (“PRC”).

Upon completion of the Share Exchange, there were 29,901,000 shares of Senior Optician common stock issued and outstanding. The recapitalizations are described in further detail in Note 10 to the accompanying consolidated financial statements.

Senior Optician, Vantone International, Vantone Manufacturing, and all of Vantone Manufacturing’s variable interest entities listed below will be called “the Company” in the accompanying consolidated financial statements.

Vantone Manufacturing

Vantone Manufacturing is a foreign owned enterprise that was incorporated under the laws of LiaoNing Province in the PRC on January 9, 2007. Vantone Manufacturing was incorporated under the name “Shenyang Vantone Healthcare Food Co., Ltd.,” but adopted its current name on June 20, 2007. Its registered term of operations is fifteen years, from January 9, 2007 to January 8, 2022. Vantone Manufacturing engages in manufacturing, processing, and marketing of daily commodities, water purifying equipment, and kitchen and bath equipment. Up to March 2008, Vantone Manufacturing had outsourced all of its manufacturing activities to enterprises in the PRC that are dedicated to manufacture exclusive products for Vantone Manufacturing.

Entrusted Management of Vantone Yuan

On April 1, 2007, Vantone Manufacturing signed three agreements (Entrusted Management Agreement, Proxy Agreement, and Purchase Option and Cooperation Agreement) with the shareholders of Shenyang Vantone Yuan Trading Co., Ltd. (“Vantone Yuan”).  Vantone Yuan is a private enterprise that was incorporated under the laws of LiaoNing Province.  It was incorporated under the name “Shenyang Tongbida Trading Co., Ltd.,” but adopted its current name on June 21, 2007.  The Entrusted Management Agreement stipulates that Vantone Manufacturing will enjoy all of the profits and bear all of the losses arising from the business of Vantone Yuan during Vantone Manufacturing’s management period. The effective terms of these agreements are ten years starting from April 1, 2007.  The terms may be extended by the written agreement among the parties upon the expiration of the agreement. By reason of the Entrusted Management Agreement and its ancillary agreements, Vantone Manufacturing is considered to be the primary beneficiary of the business of Vantone Yuan.  Therefore the financial statements of Vantone Yuan and its subsidiaries are required to be consolidated with the financial statements of Vantone Manufacturing, in accordance with accounting principles generally accepted in the United States (“US GAAP”).  See Note 11 for detailed information regarding the Entrusted Management Agreements.

Vantone Yuan engages in the distribution and sale of daily commodities, health and beauty products and equipment.  It also engages in the import/export of various merchandise and technologies through a self-conducted trade model or agency arrangement.  In March and October 2008, Vantone Yuan established a branch office in Jilin Province and in Heilongjiang Province, respectively. Both offices engage in the distribution and sales of daily commodities, and are licensed by the Industry and Commercial Bureau of the PRC to operate until March 29, 2012.

During the periods covered by these financial statements, Vantone Yuan also operate through the following subsidiaries:

Kang Ping Vantone Trading Co., Ltd (“Kang Ping”) and Kang Ping Vantone Yuan Trading Co., Ltd., which were incorporated under the laws of LiaoNing Province in the PRC on March 20, 2008 and December 23, 2008, respectively. Vantone Yuan owns 100% of the registered capital of both subsidiaries.  They each engage in the distribution and sales of daily commodities and also engage in the import/export of various merchandise and technologies through a self-conducted trade model or agency arrangement in Kangping County of Shenyang District.

Shenyang Vantone Liyuan Trading Co., Ltd. (“Liyuan”), in which Vantone Yuan had a 36.36% ownership interest from December 3, 2007 to April 24, 2008, and has had a 100% ownership interest since April 24, 2008.  Because Vantone Yuan did not have majority control over Liyuan during the year ended March 31, 2008, Vantone Yuan recorded its investment in Liyuan by the equity method for the year ended March 31, 2008. However, since acquiring 100% ownership of Liyuan on April 24, 2008 (which was approved by the Industrial and Commercial Bureau in Shenyang PRC on April 30, 2008), Vantone Yuan has consolidated Liyuan’s financial results with its own.  Liyuan engages in the distribution and sales of daily commodities, and also engages in the import/export of various merchandise and technologies through a self-conducted trade model or agency arrangement.

Liaoning Vantone Insurance Agent Co., Ltd. (“Vantone Insurance”), in which Vantone Yuan has held a 78% ownership interest since November 16, 2007.  Vantone Insurance engages in the insurance agency business, mainly representing the insurance products of New China Life Insurance Co., Ltd. and Ping An Insurance Corporation in the Shenyang District of the PRC.

Jilin Qunfeng Insurance Agent Co., Ltd. (“Qunfeng”), in which Vantone Yuan held a 100% ownership interest after its acquisition was approved on September 26, 2008 by the Jilin Industrial and Commercial Bureau of the PRC.  Qunfeng is an insurance agency company in Jilin Province that mainly represents the property insurance products of Sunshine Property and Casualty Insurance Co., Ltd. and An Hua Agricultural Insurance Co., Ltd. However, on March 30, 2009 the Jilin Industrial and Commercial Bureau of the PRC approved the transfer of Vantone Yuan‘s ownership of Qunfeng to Mr. Honggang Yu, Chairman of Vantone Yuan, and Mrs. Hongfen Cao.

Heilongjiang DiAn Insurance Agent Co., Ltd (“DiAn”), which Vantone Yuan purchased for 500,000 RMB (approximately $73,099) on September 26, 2008. This acquisition had been approved by the Heilongjiang Industrial and Commercial Bureau of the PRC on October 23, 2008. However, DiAn did not receive the correct amended business operation certificate until January 8, 2009. DiAn engages in the insurance agency business, mainly representing the insurance products of TaiPing Insurance Co. and Sunlight Agricultural Mutual Insurance Co. in Helongjiang Province. However, on March 26, 2009 the Heilongjiang Industrial and Commercial Bureau of the PRC approved the transfer of Vantone Yuan’s ownership of DiAn to Mr. Honggang Yu, Chairman of Vantone Yuan, and Mrs. Hongfen Cao.

2.	Basis of Presentation

a.	Fiscal Year
The Company’s fiscal year ended on March 31. The accompanying consolidated financial statements of operations and cash flows included activities for the fiscal years ended March 31, 2009 and 2008, respectively.

b.	Principle of Consolidation
The accompanying consolidated financial statements present the financial position, results of operations and cash flows of the Company and all entities in which the Company has a controlling voting interest. The consolidated financial statements also include the accounts of any variable interest entities in which the Company is considered to be the primary beneficiary and such entities are required to be consolidated in accordance with accounting principles generally accepted in the United States (“US GAAP”). These consolidated financial statements include the financial statements of Senior Optician, Vantone International, Vantone Manufacturing, and Vantone Manufacturing’s variable interest entities. All significant intercompany transactions and balances are eliminated in consolidation.

The accompanying consolidated financial statements are prepared in accordance with US GAAP. This basis of accounting differs from that used in the statutory accounts of some of the Company’s subsidiaries, which were prepared in accordance with the accounting principles and relevant financial regulations applicable to enterprises with foreign investment in the PRC (“PRC GAAP”). Necessary adjustments made to the subsidiary statutory accounts to conform to US GAAP were included in these consolidated financial statements.

3.	Summary of Significant Accounting Policies

a.	Use of Estimates
The preparation of consolidated financial statements in conformity with accounting principal generally accepted in United States requires management to make estimates and assumptions that affect the amount reported in the consolidated financial statements and the accompany notes. Actual results could differ from those estimates.

b.	Foreign Currency Translation
The accompanying consolidated financial statements are presented in United States dollars. The company’s functional currency is the Renminbi (“RMB”). The consolidated financial statements are translated to U.S. dollars using year-end rates of exchange for assets and liabilities, average rates of exchange for the period for revenues, costs, and expenses, and historical capital contribution rate of exchange for capital contribution. Net gains and losses resulting from foreign exchange transactions are included in the statements of operations.

The following rates are used in translating the RMB to the U.S. Dollar presentation disclosed in these consolidated financial statements for the fiscal years ended of March 31, 2009 and 2008.

		For Fiscal Years Ended of March 31,
		2009	2008
Assets and liabilities	period ended rate of RMB	¥ 6.8336/per USD	¥ 7.0120/per USD

Revenue and expenses	average rate of RMB	¥ 6.8678/per USD	¥ 7.4516/per USD

c.	Cash and Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The carrying value of cash equivalents approximates market value.

d.	Accounts Receivable
Accounts receivable are recognized and carried at original invoice amount less allowance for any uncollectible amounts. The Company provides an allowance for doubtful accounts equal to the estimated losses that will be incurred in the collection of receivables. The estimated losses are based on a review of the current status of the existing receivables. As of the fiscal year ended March 31, 2009 and 2008, the Company had not recorded an allowance for uncollectible accounts, since it believes all receivable can be collected in the near future.

e.	Inventories
The Company recorded the inventories at the lower of cost or market. Cost of raw materials and purchased finished goods are determined on a first-in, first-out basis (“FIFO”). Manufactured finished goods are determined on the weighted average basis and are comprised of direct materials, direct labor, and an appropriate proportion of overhead.

f.	Fair Value of Financial Instruments
The carrying amounts reported in the balance sheet for cash and equivalents, accounts receivable, inventories, prepaid and other current assets, deferred income tax assets, accounts payable and accrued expenses, customer deposits, taxes payable and other current liabilities approximate their fair value because of the immediate or short-term maturity of these financial instruments.

g.	Property and Equipment - Net
Property and equipment are recorded at cost. Expenditures for major additions and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Upon sale or retirement of plant and equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in the Company’s Consolidated Statements of Operations.

Depreciation of property and equipment is computed by using the straight-line method over the estimated useful lives of assets as follows:

Years
Buildings	20 years
Vehicles	3 years to 5 years
Equipments and office furniture	5 years
Software	3 years

h.	Impairment of Long-Lived Assets
The Company evaluates the recoverability of its other long-lived assets, if circumstances indicate impairment may have occurred pursuant to SFAS No. 144. This analysis is performed by comparing the respective carrying values of the assets to the current and expected future cash flows, on an undiscounted basis, to be generated from such assets. If such analysis indicates that the carrying value of these assets is not recoverable, the carrying value of such assets is reduced to fair value through a charge to the Company’s Consolidated Statements of Operations.

i.	Revenue Recognition
Revenue includes sales of products and services rendered. Products revenue represents the invoiced value of goods sold recognized upon the delivery of goods to customers, net of allowance for estimated returns, when both title and risk of loss transfer to the customer, provided that no significant obligations remain. Deferred revenue represents the undelivered portion of invoiced value of goods sold to customers. Service income is recognized when services are provided. Revenue from service contracts, for which the Company is obligated to perform, is recorded as deferred revenue and subsequently recognized over the term of the contract or when the service is completed. Sales transactions not meeting all the conditions of the full accrual method are accounted for using the deposit method of accounting.  Under the deposit method, all costs are capitalized as incurred, and payments received from the buyer are recorded as customer deposits. Revenue is represented net of value added taxes (“VAT”) for the sales revenue from PRC subsidiaries.

j.	Employee Welfare Benefit
The Company has established an employee welfare plan in accordance with Chinese law and regulations. The Company makes annual pre-tax contributions of 14% of all employees’ salaries. Commencing from January, 2008, pursuant to China Regulation, the Company should recognize the welfare expenses when occurred instead of accrued. The total expenses for the above plan amounted to $4,383 and $8,792 for the fiscal years ended March 31, 2009 and 2008, respectively.

k.	Income Taxes
Senior Optician and Vantone International file federal consolidated income taxes and annual franchise tax with the State of Nevada. The Company’s PRC subsidiary, Vantone Manufacturing, files income tax returns under the Income Tax Law of the People's Republic of China concerning Foreign Investment Enterprises and Foreign Enterprises and local income tax laws. Vantone Yuan and its subsidiaries file income tax returns under the Income Tax Law of the People's Republic of China.

The Company follows Statement of Financial Accounting Standards No. 109 - Accounting for Income Taxes, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred taxes also are recognized for operating losses that are available to offset future income taxes.

l.	Comprehensive Income
SFAS 130, “Reporting Comprehensive Income”, defines comprehensive income to include all changes in equity except those resulting from investments by owners and distributions to owners and requires that the period’s comprehensive income, its components and accumulated balances be disclosed. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is presented with the same prominence as other consolidated financial statements. The Company’s only current component of comprehensive income is the foreign currency translation adjustment.

m.	Basic and Diluted Net Income Per Share
The Company accounts for net income per common share in accordance with SFAS 128, “Earnings per Share” (“EPS”).  SFAS 128 requires the disclosure of the potential dilution effect of exercising or converting securities or other contracts involving the issuance of common stock. Basic net income per share is determined based on the weighted average number of common shares outstanding for the period.  Diluted net income per share is determined based on the assumption that all dilutive convertible shares and stock options were converted or exercised into common stock.

n.	Segment Reporting
SFAS 131, Disclosure about Segments of an Enterprise and Related Information, requires disclosure of reportable segments used by management for making operating decisions and assessing performance. Reportable segments are categorized by products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. SFAS 131 has effect on the Company’s financial statements. The Company generated two categories of revenues: products sold and commission received for insurance agency business, see segment reporting spreadsheet on Note 12.

o.	Recent Pronouncements
In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No.162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS 162 indicates the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. Accordingly, the GAAP hierarchy should reside in the accounting literature established by the FASB.  The FASB issued SFAS 162 to achieve that result. SFAS 162 also identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy).  SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The Company is in the process of evaluating the new disclosure requirements under SFAS 162.

In March 2008, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No.161,"Disclosures about Derivative Instruments and Hedging Activities - An Amendment of SFAS No. 133" ("SFAS 161"). SFAS 161 seeks to improve financial reporting for derivative instruments and hedging activities by requiring enhanced disclosures regarding the impact on financial position, financial performance, and cash flows. To achieve this increased transparency, SFAS 161 requires (1) the disclosure of the fair value of derivative instruments and gains and losses in a tabular format; (2) the disclosure of derivative features that are credit risk-related; and (3) cross-referencing within the footnotes. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends), with early application encouraged. The Company is in the process of evaluating the new disclosure requirements under SFAS 161.

In December 2007, the Financial Accounting Standard Board (“FASB”) issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements-an amendment of ARB No. 51” which clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This statement also changes the way the consolidated income statement is presented. It requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. In addition, it requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. SFAS No. 160 is effective for fiscal years and interim periods within those fiscal years beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The company is currently in the process of evaluating the effect, if any, the adoption of SFAS No. 160 will have on its consolidated results of operations, financial position, and financial disclosure.

In December 2007, Statement of Financial Accounting Standards No. 141(R), Business Combinations, was issued. SFAS No. 141R replaces SFAS No. 141, Business Combinations. SFAS 141R retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This replaces SFAS 141's cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. SFAS 141R also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS 141R). SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). An entity may not apply it before that date. The Company is currently evaluating the impact that adopting SFAS 141R will have on its financial statements.

4.	Inventories

Inventories consisted of the following:
	For the Fiscal Years Ended March 31,
	2009	2008
Raw materials	$17,071	$1,125
Working in progress	-	12,223
Finished goods	361,282	87,215
Other items	26,677	-
Total	$405,030	$100,563

5.	Loan to Shareholders/ Officers, Net

Amounts loaned to shareholders/officers are unsecured, non-interest bearing, and have not set repayment date. As of March 31, 2009 and 2008, the total net amounts of loans to the shareholders/officers were $371,354 and $1,587,285 respectively, this represented the net amounts lent by the Company to shareholders/officers.

	For the Fiscal Years Ended March 31,
	2009	2008
Mr. Honggang Yu	$367,549	$1,579,069
Mr. Jichun Li	-	7,131
Ms. Shuying Wang	-	1,085
Ms. Hongfen Cao	3,805	-
Total	$371,354	$1,587,285

6.	Loan to Related Parties, Net

Besides acquiring the 36.36% ownership equity in Liyuan on December 3, 2007, in order to support Liyuan’s operation, the Company loaned the amount of $367,240 (equivalent to RMB 2,575,085) to Liyuan as of March 31, 2008. These loans were unsecured, non interest bearing, and had no set repayment date. All of them had been eliminated as of March 31, 2008, since Vantone Yuan became a 100% equity owner of Liyuan on April 24, 2008, and Liyuan’s records have been consolidated with Vantone Yuan’s.

The majority shareholder of the Company owned 16.67% of Shenyang HaiGui Investment Co., Ltd. (“HaiGui”). In order to support HaiGui’s operations, the Company advanced to HaiGui the amount of $183,115 (equivalent to RMB 1,284,000) in November 2007.  The loan was non interests bearing and unsecured. This loan had been fully paid off by HaiGui on June 25, 2008. However, the Company made another loan to HaiGui in amount of $58,630 (equivalent to RMB 400,000) on July 9, 2008. Pursuant to the loan agreement, this loan was unsecured, non interest bearing, and payable on March 31, 2009.  The loan was fully paid off by HaiGui on March 30, 2009.

The majority shareholder of the Company also owned 10% of Shenyang TongLiDa Trading Co., Ltd. (“TongLiDa”). In order to support TongLiDa’s operations, the Company advanced funds to TongLiDa in the amount of $364,863 (equivalent to RMB 2,558,400) in April 2007. This advance had been fully paid off by TongLiDa on May 9, 2008. However, the Company made another loan to TongLiDa in the amount of $7,328 (equivalent to RMB 50,000) on October 31, 2008, pursuant to a loan agreement signed on October 20, 2008. This loan was unsecured, non interest bearing, and payable by March 31, 2009. The loan was fully paid off by TongLida on March 30, 2009.

The majority shareholder of the Company also owned 80% of Jilin Qunfeng Insurance Agent Co., Ltd. (“Qunfeng”). In order to support Qunfeng’s operations, the Company advanced funds to Qunfeng in the amount of $83,366 (equivalent to RMB 569,693) from October 2008 to January 2009. The Company expects to collect these advanced funds before ended of July 2009.

The majority shareholder of the Company also owned 80% of Heilongjiang Dian Insurance Agent Co., Ltd. (“DiAn”). In order to support DiAn’s operations, the Company advanced funds to DiAn in the amount of $64,726 (equivalent to RMB 442,315) from October 2008 to February 2009. The Company expects to collect these advanced funds before ended of July 2009.

Loan to related parties, net consisted of the following:

	For the Fiscal Years Ended March 31,
	2009	2008
Shenyang Vantone LiYuan Trading Co., Ltd.	-	367,240
Shenyang DiJie Trading Investment & Development Co., Ltd	-	(1,285)
Shenyang HaiGui Investment Co., Ltd	-	183,115
Shenyang TongLiDa Trading Co., Ltd	-	364,863
Jilin Qunfeng Insurance Agent Co., Ltd	83,366	-
Heilongjiang Dian Insurance Agent Co., Ltd	64,726	-
Total	$148,092	$913,933

7.	Property and Equipment - Net

Property and equipment, less accumulated depreciation, consisted of the following:

	Estimated	For the Fiscal Years Ended March 31,
	Life	2009	2008
Buildings	20	$3,163,931	$3,076,330
Vehicles	3-5	177,995	221,807
Equipments and office furniture	5	62,579	39,035
Software	3	20,264	6,489
Subtotal		3,424,769	3,343,661
Less: Accumulated depreciation		233,919	105,363
Total		$3,190,850	$3,238,298

Depreciation expenses charged to operations were $163,066 and $62,318 for the fiscal years ended March 31, 2009 and 2008, respectively.

8.	Taxation

a.           Corporation Income Tax (“CIT”)
Senior Optician and Vantone International file federal consolidated income tax returns and annual franchise tax to the State of Nevada. Vantone Manufacturing files income tax returns under the Income Tax Law of the PRC concerning Foreign Investment Enterprises and Foreign Enterprises and local income tax laws. Vantone Yuan and its subsidiaries file income tax returns under the Income Tax Law of the PRC concerning China Private Enterprises and local income tax laws.

In accordance with the relevant PRC tax laws and regulations, Vantone Manufacturing is subject to CIT at 27% and 25% tax rate before, on and after January 1, 2008, respectively. Vantone Yuan and its subsidiaries are subject to CIT at 33% and 25% tax rate before, on and after January 1, 2008, respectively. However, Vantone Yuan had been exempted from CIT for a period from April 12, 2007 to December 31, 2007 by Shenyang City Heping Region National Tax Authority.

The deferred tax assets in the accompanying balance sheet were $182,564 and $45,325 as of March 31, 2009 and 2008, respectively. There were no deferred tax liabilities and valuation allowance as of the fiscal years ended March 31, 2009 and 2008. The deferred tax assets primary results from tax credit carry forwards.

The components of income tax expenses (benefits) related to continuing operations were as follows:

	For the Fiscal Years Ended March 31,
	2009	2008
Current	$304,095	$57,316
Deferred	(206,439)	(35,506)
Total	$97,656	$21,810

b.           Value Added Tax (“VAT”)
Vantone Manufacturing and Vantone Yuan’s subsidiaries are subjected to VAT on merchandise sales in PRC. Since Vantone Manufacturing engages in the manufacture and processing business, a small scale VAT tax rate of 6% and 3% is applicable before, on and after January 1, 2009. For Vantone Yuan’s subsidiaries whichever engage in distribution and sales of daily commodities, a small scale VAT tax rate of 4% and 3% is applicable before, on and after January 1, 2009. According to China VAT regulations, commencing from January 1, 2009, all small scale VAT tax rate has been changed to 3%.

Kang Ping is subject to VAT on merchandise sales in the PRC. A small scale VAT tax rate of 4% and 3% is applicable before, on and after January 1, 2009, and a general VAT tax rate of 17% is applicable for the merchandise sales on and after April 1, 2009, respectively.

Vantone Yuan is also subject to VAT on merchandise sales in the PRC. A small scale VAT tax rate of 4% and 3% is applicable before, on and after January 1, 2009, and a general VAT tax rate of 17% were applicable for the merchandise sales on and after February 1, 2008, respectively.

c.           Business Tax (“BT”)
The Company is also subject to business tax, which is charged on the service income at a rate of 5% in accordance with the tax law in LiaoNing Province of PRC.

d.           Taxes Payable
As of March 31, 2009 and 2008, tax payable consisted of the following:

	For the Fiscal Years Ended March 31,
	2009	2008
Value-added tax	$18,711	$18,382
Corporate income tax provision	52,313	60,909
Business tax	6,577	836
Individual income tax withholdings	2,276	688
City construction, education, and other taxes	5,161	5,005
Total	$85,038	$85,820

9.	Operating Lease Commitments

The Company leases certain office spaces under operating lease agreements. The rental expenses under operating leases were $30,723 and $3,240 for the years ended March 31, 2009 and 2008, respectively. The following is a schedule of future minimum rental payments required under operating leases that had initial or remaining non-cancelable lease terms beyond March 31, 2009

For the Fiscal Year Ending March 31,	Amount
2010	$14,925
2011	9,464
2012	3,640
Total minimum rental payments required	$28,029

10.	Stockholder’s Equity

a.	Common Stock
The Company is authorized to issue 100,000,000 shares of Common Stock, $0.001 par value per share, of which 29,901,000 shares are outstanding and issued.

Holders of the Common Stock are entitled to one vote for each share in the election of directors and in all other matters to be voted on by the stockholders.  There is no cumulative voting in the election of directors.  Holders of Common Stock are entitled to receive such dividends as may be declared from time to time by the Board of Directors with respect to the Common Stock out of funds legally available, nd in the event of liquidation, dissolution or winding up of the Company, to share proportionally t in all assets remaining after payment of liabilities.  The holders of Common Stock have no pre-emptive or conversions rights and are not subject to further calls or assessments.  There are no redemption or sinking fund provisions applicable to the Common Stock.  The Common Stock currently outstanding is validly issued, fully paid and non-assessable.

On May 14, 2009, Senior Optician acquired all of the outstanding capital stock of Vantone International, a Nevada corporation. Vantone International owns 100% of the registered capital of Vantone Manufacturing, a company organized under the laws of The People’s Republic of China (“PRC”). Vantone Manufacturing has exclusive control over the business of Vantone Yuan, a company organized under the laws of the PRC.   As a result of their relationship, which is generally identified as “entrusted management,” Vantone Manufacturing has the right to receive all revenues obtained by Vantone Yuan, but also bears the responsibility for all of the expenses incurred by Vantone Yuan.  Vantone Yuan is engaged in the distribution of health and beauty products and equipment, primarily through franchised stores and sales agents throughout China. Vantone Yuan also markets casualty and health insurance policies through the same distribution channels.

Before Share Exchange with Vantone International, Senior Optician had 5,954,000 shares of common stock issued and outstanding.

In exchange for the outstanding shares of Vantone International, Senior Optician issued 23,947,000 shares of its common stock to the shareholders of Vantone International (the “Share Exchange”).  Those shares represent 80.1 % of the outstanding shares of Senior Optician.  19,157,600 of the shares were issued to Honggang Yu, although he immediately assigned 14,368,200 of them to other shareholders for whom he served as nominee. Honggang Yu is the Chief Executive Officer of Vantone International, as well as the Chief Executive Officer of Senior Optician.  The remaining 4,789,400 shares were issued to Jichun Li, the Chief Financial Officer of Vantone International, although he immediately assigned 3,831,520 of them to other shareholders for whom he serves as nominee.  As a result of these transactions, persons associated with Vantone now own securities that represent 97.4% of the equity in Senior Optician.

Upon completion of the Share Exchange, there were 29,901,000 shares of the Company’s common stock issued and outstanding.

b.	Additional Paid-In Capital
The additional paid-in capital represents the excess of the aggregate fair value of the capital contributed over the par value of the stock issued. There was $1,914,891 and $2,332,387 additional paid-in capital as of March 31, 2009 and 2008, respectively

c.           Dividends and Reserves
Under the regulations and laws of the PRC, net income after taxation can only be distributed as dividends after appropriation has been made for the following: (i) cumulative prior years' losses, if any; (ii) allocations to the "Statutory Surplus Reserve" of at least 10% of net income after taxes, as determined under PRC accounting rules and regulations, until the fund amounts to 50% of the Company's registered capital; and (iii) allocations to any discretionary surplus reserve, if approved by shareholders.

The Company has not accrued "discretionary surplus reserve”, since it had not been approved by the shareholders of the Company.

The Company established and segregated in retained earnings an aggregate amount of $630,710 and $569,325 for the Statutory Surplus Reserve as of March 31, 2009 and 2008, respectively.

11.	Proxy Agreement, Entrust Management Agreement, and Purchase Option and Cooperation Agreement

Effective as of April 1, 2007, Vantone Manufacturing entered into three agreements with Vantone Yuan and/or the shareholders of Vantone Yuan:  the Entrusted Management Agreement, the Proxy Agreement, and the Purchase Option and Cooperation Agreement.  Summaries of the agreements follow:

Proxy Agreement:    In this agreement, the shareholders of Vantone Yuan assigned to Vantone Manufacturing their voting rights and all other shareholders rights, including the right to attend and vote such shares at any shareholder’s meeting of the Company (or by written consent in lieu of a meeting) without any limitations. The effective term of this agreement shall be ten (10) years and may be extended by the written agreement among the parties upon the expiration of this agreement.

Entrusted Management Agreement:  In this agreement, the shareholders of Vantone Yuan entrusted Vantone Manufacturing to manage all assets and debts of Vantone Yuan. The term of this Entrusted Management Agreement shall be from April 1, 2007 to the earlier of the following:

1)	March 31, 2017, or

2)	the winding up of Vantone Yuan, or

3)	the termination date of this Entrusted Management Agreement to be determined by the parties, or

4)	the date on which Vantone Manufacturing completes the acquisition of Vantone Yuan.

In exchange for the services of Vantone Manufacturing pursuant to this Entrusted Management Agreement, Vantone Yuan and its shareholders shall pay an entrusted management fee to Vantone Manufacturing. The entrusted management fee shall equal Vantone Yuan’s net profits, being the monthly revenues after deduction of operating costs, expenses, and taxes. If the net profit is zero, Vantone Yuan is not required to pay the entrusted management fee; if Vantone Yuan sustains losses, all such losses will be carried over to next month and deducted from next month's entrusted management fee.  Vantone Manufacturing and Vantone Yuan shall calculate, and Vantone Yuan and its shareholders shall pay, the monthly entrusted management fee at the conclusion of each month.

In addition, Vantone Manufacturing shall assume all operation risks arising out of the operations of Vantone Yuan and bear all losses of Vantone Yuan. If Vantone Yuan does not have sufficient funds to repay its debts, Vantone Manufacturing is responsible for paying these debts on behalf of Vantone Yuan. If Vantone Yuan's net assets are lower than its registered capital, Vantone Manufacturing is responsible for funding the deficit.

Purchase Option and Cooperation Agreement:  In this agreement, the  shareholders of Vantone Yuan granted to  Vantone Manufacturing the exclusive option to acquire, at any time upon satisfaction of the requirements under the PRC law, the entire or a portion of all shareholders’ shares of equity or/assets owned by Vantone Yuan.

By reason of these three agreements, Vantone Manufacturing is considered to be the primary beneficiary of Vantone Yuan and its subsidiaries. Vantone Yuan and its subsidiaries are considered to be the variable interest entities of Vantone Manufacturing. Since Vantone International is the 100% equity owner of Vantone Manufacturing,   Vantone Manufacturing and Vantone Manufacturing’s variable interest entities shall be required to be consolidated into the Company’s financial statements in accordance with accounting principles generally accepted in the United States (“US GAAP”).

12.	Segment Reporting

The Company engages in two types of business activities: daily commodities sales and insurance agency service. The chief operating decision makers evaluate performance, make operating decisions, and allocate resources based on the separated type of business financial data. Gross profit, operating income, income from operations, and income taxes are allocated to specific business activities within the organization. In accordance with SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information” the Company is considered to have two reportable segments. The Company is required to disclose certain information about profit or loss, total assets and liabilities, geographic areas, regulatory environments, major customers, and long-lived assets. Following is a summary of segment information for the fiscal years ended March 31, 2009 and 2008:

	For the Fiscal Year Ended March 31, 2009
	Daily Commodities	Insurance
	Sales and Service	Agency Service	Total

Total assets	$7,616,169	$805,101	$8,421,270
Total long - lived assets, net	$2,657,167	$534,374	$3,191,541
Total liabilities	$207,168	$54,996	$262,164

Total revenue	$2,562,010	$396,721	$2,958,731
Operating income (loss)	$414,294	$(154,475)	$259,819
Depreciation expenses	$132,536	$30,530	$163,066
Interest revenue	$29,792	$825	$30,617
Minority interest	$-	$(22,764)	$(22,764)
Income tax expenses (benefits)	$48,869	$48,787	$97,656

	For the Fiscal Year Ended March 31, 2008
	Daily Commodities	Insurance
	Sales and Service	Agency Service	Total

Total assets	$8,243,583	$859,650	$9,103,233
Total long - lived assets, net	$2,756,731	$549,258	$3,305,989
Total liabilities	$830,127	$19,847	$849,974

Total revenue	$8,350,521	$469,568	$8,820,089
Operating income (loss)	$5,240,714	$59,140	$5,299,854
Depreciation expenses	$51,756	$10,562	$62,318
Interest revenue	$4,407	$345	$4,752
Minority interest	$-	$14,599	$14,599
Equity in the net income of investees
accounted for by the equity method	$10,646	$-	$10,646
Income tax expenses (benefits)	$31,034	$(9,224)	$21,810

13.	Geographical Risks

Substantially all of the Company's operations are carried out in the PRC. Accordingly, the Company's business is subject to considerations and risks atypical to those in the United States, including changes in the political, economic, social, legal, and tax environments in PRC, as well as changes in inflation and interest rates. Changes in laws and regulations concerning PRC’s purchases and sales of daily commodities, and insurance agency business could significantly affect the Company’s future operating results and financial position.

14.	Business from Affiliated and Unaffiliated

The Company purchased certain commodities from its affiliates during the year ended March 31, 2008. Following is the summary for the fiscal years ended March 31, 2009 and 2008:

	For the Fiscal Year Ended March 31, 2009
	Unaffiliated	Affiliated	Total

Total purchase	$1,205,976	$-	$1,205,976
Accounts payable	$74,361	$-	$74,361
Accrued expenses	$80,777	$-	$80,777

Total revenue	$2,958,731	$-	$2,958,731
Account receivable	$886,539	$-	$886,539
Interest revenue	$30,617	$-	$30,617
Interest expenses	$-	$-	$-

	For the Fiscal Year Ended March 31, 2008
	Unaffiliated	Affiliated	Total

Total purchase	$1,568,592	$105,249	$1,673,841
Accounts payable	$58,318	$133,995	$192,313
Accrued expenses	$117,174	$-	$117,174

Total revenue	$8,820,089	$-	$8,820,089
Account receivable	$294	$-	$294
Interest revenue	$4,752	$-	$4,752
Interest expenses	$-	$-	$-

15.	Concentration of Business

a.           Major Customers

The following summarizes products sales to major customers (each 10% or more of total products sold):

	Sales to Major	Number of	Percentage of
For Fiscal Years Ended March 31,	Customers	Customers	Total Products Sales
2009	$282,152	1	11.01%
2008	$3,947,233	3	47.28%

The following summarizes insurance agency service fees received from major insurance company (each 10% or more of total insurance agency service fees received):

	Revenue from	Number of	Percentage of
For Fiscal Years Ended March 31,	Major Insurance Co.	Insurance Co.	Total Service Rendered
2009	$276,402	3	69.67%
2008	$468,202	1	99.47%

b.           Major Suppliers

The following summarizes raw materials and products purchases from major suppliers (each 10% or more of total raw material and products purchased):

	Purchase from	Number of	Percentage of
For Fiscal Years Ended March 31,	Major Suppliers	Suppliers	Total Purchases
2009	$698,008	3	57.88%
2008	$933,732	3	55.78%

16.	Subsequent Events

Commencing from April 1, 2009, Kang Ping became a general VAT tax payer in PRC, a general VAT tax rate of 17% is applicable.

ITEM 9.               CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.            CONTROLS AND PROCEDURES

(a)           Evaluation of Disclosure Controls and Procedures.

The term “disclosure controls and procedures” (defined in SEC Rule 13a-15(e)) refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within required time periods. “Disclosure controls and procedures” include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this annual report (the “Evaluation Date”). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, such controls and procedures were effective.

(b)           Changes in Internal Controls.

The term “internal control over financial reporting” (defined in SEC Rule 13a-15(f)) refers to the process of a company that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated any changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of the year covered by this annual report, and they have concluded that there was no change to the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

(c)           Management’s Report on Internal Control over Financial Reporting.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.  We have assessed the effectiveness of those internal controls as of March 31, 2009, using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control – Integrated Framework as a basis for our assessment.

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

A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects the Company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with accounting principles generally accepted in the United States of America such that there is more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified one material weaknesses in our internal control over financial reporting.  This material weakness consisted of:

a.           Lack of expertise in U.S accounting principles among the personnel in our Chinese headquarters.  Our books are maintained and our financial statements are prepared by the personnel employed at our executive offices in the City of Shenyang.  Few of our employees have experience or familiarity with U.S accounting principles.  The lack of personnel in our Shenyang office who are trained in U.S. accounting principles is a weakness because it could lead to improper classification of items and other failures to make the entries and adjustments necessary to comply with U.S. GAAP.

Management is currently reviewing its staffing and their training in order to remedy the weaknesses identified in this assessment.  To date, we are not aware of significant accounting problems resulting from these weaknesses; so we have to weigh the cost of improvement against the benefit of strengthened controls.  However, because of the above conditions, management’s assessment is that the Company’s internal controls over financial reporting were not effective as of March 31, 2009.

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

ITEM 9B.            OTHER INFORMATION

None.

PART III

ITEM 10.             DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The officers and directors of the Company are:

	Position/Title	Age	Director Since
Honggang Yu	Chairman, Chief Executive Officer	44	2009
Jichun Li	Director/Chief Financial Officer	54	2009
Yi Tong	Director/ Chief Operations Officer	53	2009

The following sets forth biographical information regarding the Company’s directors.

Honggang Yu.  Mr. Yu founded Vantone Manufacturing in 2003, and has been employed by Vantone Manufacturing since that time as Chairman and Chief Executive Officer.  He has also served as Chairman and Chief Executive Officer of Vantone Yuan since it was organized in 2007.  From 2000 to 2003, Mr. Yu was employed as a clerk by the Guangdong Development Bank.  From 1992 to 2000, Mr. Yu was employed as Chief Financial Officer of the Dong Yu Group. In 1985 Mr. Yu was awarded a bachelor’s degree with a specialty in financial accounting by Dongbei University of Finance & Economics.

Jichun Li.  Mr. Li helped to organize Vantone Yuan in 2007, and has served as its Vice President – Finance since that time.  Since 2008 he has also served as Vice President – Finance for Vantone Manufacturing.  From 1979 until he joined Vantone, Jichun Li served as Chief Financial Officer for four companies engaged in private enterprise in China, the last such appointment being with Shenyang Di Jie Trading Investment & Development Co., Ltd.  In 1985 Mr. Li was awarded a degree from the Shenyang Television University, with a specialty in industrial accounting.

Yi Tong.  Mr. Tong has been employed as Chief Operations Officer of Vantone since 2008.  From 1999 until 2008, he was employed as the Chief Financial Officer, Vice Chief Executive Officer and Vice Director of Shenyang Dong Yu Group Co., Ltd.  In 2001, Mr. Tong was awarded a masters degree in business administration by California America University. He was also awarded a master degree in business administration by Liaoning Provincial Party School in 1997.

All of our directors hold offices until the next annual meeting of the shareholders of the Company, and until their successors have been qualified after being elected or appointed.  Officers serve at the discretion of the board of directors.

Audit Committee; Compensation Committee; Nominating Committee.

Due to the small size of our Board of Directors, we have not constituted an audit committee, a compensation committee or a nominating committee.  Decisions regarding nominations to the Board will be made by all currently-serving members of the Board.  For the same reason, we do not have an audit committee financial expert among the members of our Board of Directors.

Code of Ethics

The Board of Directors has not adopted a code of ethics applicable to the Company’s executive officers.  The Board believes that the small number of individuals involved in the Company’s management makes such a code unnecessary.

Section 16(a) Beneficial Ownership Reporting Compliance

None of the officers, directors or beneficial owners of more than 10% of the Company’s common stock failed to file on a timely basis the reports required by Section 16(a) of the Exchange Act during the year ended March 31, 2009,

ITEM 11.             EXECUTIVE COMPENSATION

The following table sets forth all compensation awarded to, earned by, or paid by the companies that are currently subsidiaries of Senior Optician  to Honggang Yu, the Company’s Chief Executive Officer, for services rendered in all capacities to the Company during the years ended March 31, 2009, 2008 and 2007.  There were no other executive officers whose total salary and bonus for the fiscal year ended March 31, 2009 exceeded $100,000.

	Year	Salary	Bonus	Stock Awards	Option Awards	Other Compensation
Honggang Yu	2009	$--	--	--	--	--
	2008	$--	--	--	--	--
	2007	$--	--	--	--	--

Employment Agreements

The Company has three executive officers:  Messrs Honggang Yu, Jichun Li and Yi Tong.  Honggang Yu does not have an employment agreement with the Company, Jichun Li and Yi Tong each has an employment agreement with the Company that outlines salary and benefit arrangements.  The two agreements have similar terms, which include base salaries of cash, the provision of labor-related insurance, termination for cause or on 30 days’ notice, and the provision of labor-related benefits in conformance with PRC labor laws.  These agreements have one-year terms.

Compensation of Directors

Employees who are also members of the Board of Directors are not additionally compensated for their services as a director.  We currently have no directors who are not also employees.

Equity Grants

The following tables set forth certain information regarding the stock options acquired by the Company’s Chief Executive Officer during the year ended March 31, 2009 and those options held by him on March 31, 2009.

Option Grants in the Last Fiscal Year

	Number of securities underlying option	Percent of total options granted to employees in fiscal	Exercise Price	Expiration	Potential realizable value at assumed annual rates of appreciation for option term
	granted	year	($/share)	Date	5%	10%
Honggang Yu	--	--	--	--	--	--

The following tables set forth certain information regarding the stock grants received by the executive officers named in the table above during the year ended March 31, 2009 and held by them unvested at March 31, 2009.

Unvested Stock Awards in the Last Fiscal Year

	Number of Shares That Have Not Vested	Market Value of Shares That Have Not Vested
Honggang Yu	--	--

ITEM 12.             SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information known to us with respect to the beneficial ownership of our common stock as of the date of this prospectus by the following:

•	each shareholder known by us to own beneficially more than 5% of our common stock;

•	Honggang Yu, our Chief Executive Officer

•	each of our directors; and

•	all directors and executive officers as a group.

There are 29,901,000 shares of our common stock outstanding on the date of this report.  Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below have sole voting power and investment power with respect to their shares,  subject to community property laws where applicable.  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission.

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

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	Percentage of Class
Honggang Yu	9,964,400	33.3%
Jichun Li	957,880	3.2%
Yi Tong	287,364	1.0%
All officers and directors (3 persons)	11,209,644	37.5%
_____________________________
(1)	Unless otherwise noted, the shareholder’s address is c/o No. 195, Zhongshan Road, Heping District, Shenyang, Liaoning Province, P.R. China.

ITEM 13              CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

Honggang Yu, our Chief Executive Officer, owns 16.67% of Shenyang HaiGui Investment Co., Ltd. (“HaiGui”).   In order to support HaiGui’s operations, Vantone Yuan advanced to HaiGui an unsecured loan in the amount of $183,115 in November 2007 with no interest. This loan was fully paid off by HaiGui on June 25, 2008. However, Vantone Yuan made another unsecured loan to HaiGui in the amount of $58,630 on July 9, 2008.  The loan did not bear interest and was payable on March 31, 2009. HaiGui fully satisfied the loan by March 30, 2009.

Honggang Yu also owned 10% of Shenyang TongLiDa Trading Co., Ltd. (“TongLiDa”).  In order to support TongLiDa’s operations, Vantone Yuan advanced funds to TongLiDa in the amount of $364,863 in April 2007. This loan was fully paid off by TongLiDa on May 9, 2008. However, Vantone Yuan made another unsecured loan to TongLiDa in the amount of $7,328, which did not bear interest and was payable on March 31, 2009. TongLida fully paid off the loan on March 30, 2009.

In March 2009 Vantone Yuan transferred ownership of Jilin Qunfeng Insurance Agent Co., Ltd ("Qunfeng") to Mr. Honggang Yu and Hongfen Cao, Mr. Yu’s spouse. Mr. Yu and Ms. Cao paid 80,000 RMB in exchange for Qunfeng.  In order to support Qunfeng’s operations, the Company advanced funds to Qunfeng in the amount of $83,366 (equivalent to RMB 569,693) from October 2008 to January 2009. The Company expects to collect these advanced funds before the end of July 2009.

In March 2009, Vantone Yuan also transferred its ownership of Heilongjiang DiAn Insurance Agent Co., Ltd. ("DiAn")  to Mr. Yu and Ms. Cao. Mr. Yu and Ms. Cao paid 50,000 RMB in exchange for  DiAn. In order to support DiAn’s operations, the Company advanced funds to DiAn in the amount of $64,726 (equivalent to RMB 442,315) from October 2008 to February 2009. The Company expects to collect these advanced funds before the end of July 2009.

From time to time, since he organized Vantone Manufacturing and Vantone Yuan, Honggang Yu has loaned money to those entities, or they have loaned money to Mr. Yu.  The loans do not bear interest and are payable on demand.  As of March 31, 2009, the total net amount owed by Honggang Yu to the Company as a result of these loans was $367,549.

Director Independence

None of the members of the Company’s Board of Directors is an independent director, pursuant to the definition of “independent director” under the Rules of The NASDAQ Stock Market.

ITEM 14.             PRINCIPAL ACCOUNTANT FEES AND SERVICES

MS Group CPA LLC has been the independent accountant for Vantone International Group, Inc. and its subsidiaries since 2007.  In May 2009, when Senior Optician acquired Vantone International Group, MS Group CPA became the independent accountant for Senior Optician.

Audit Fees

MS Group CPA LLC billed $100,000 to the Company for professional services rendered for the audit of financial statements for the fiscal year ended March 31, 2009.  MS Group CPA LLC billed $100,000 to the Company for professional services rendered for the audit of fiscal 2008 financial statements.

Audit-Related Fees

MS Group CPA LLC billed $0 to the Company during 2009 for assurance and related services that are reasonably related to the performance of the 2009 audit or review of the quarterly financial statements.  MS Group CPA LLC billed $0 to the Company during 2008 for assurance and related services that are reasonably related to the performance of the 2008 audit or review of the quarterly financial statements.

Tax Fees

MS Group CPA LLC billed $0 to the Company during fiscal 2009 for professional services rendered for tax compliance, tax advice and tax planning.  MS Group CPA LLC billed $0 to the Company during fiscal 2008 for professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees

MS Group CPA LLC billed $0 to the Company in fiscal 2009 and $0 in fiscal 2008 for services not described above.

 It is the policy of the Company that all services other than audit, review or attest services must be pre-approved by the Board of Directors.  No such services have been performed by MS Group CPA LLC.

ITEM 15              EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Exhibit List

21	Subsidiaries –	Vantone International Group Inc., a Nevada corporation
Shenyang Vantone Health Care Products Manufacturing Co., Ltd.., a PRC corporation

31.1	Rule 13a-14(a) Certification – CEO

31.2	Rule 13a-14(a) Certification - CFO

32	Rule 13a-14(b) Certifications

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SENIOR OPTICIAN SERVICE, INC.

Date: July 13, 2009	/s/ Honggang Yu
Honggang Yu, Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Honggang Yu	July 13, 2009
Honggang Yu
Director, Chief Executive Officer

/s/ Jichun Li	July 13, 2009
Jichun Li
Director, Chief Financial Officer

Yi Tong	July 13, 2009
Yi Tong, Director