Form 10-Q
period 2009-06-30
Vantone International Group, Inc.
filed 2009-08-19
CIK 1101423

U. S. Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended June 30, 2009

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____

Commission File No. 0-28683

VANTONE INTERNATIONAL GROUP, INC.
(Name of Registrant as Specified in its Charter)

Nevada	41-1954595
(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

NO. 195 ZHONGSHAN RD, HEPING DISTRICT SHENYANG, LIAONING PROVINCE PEOPLE’S REPUBLIC OF CHINA
(Address of principal executive offices)
86-24-2286-6686
(Registrant’s telephone number including area code)

Indicate  by check mark  whether the  Registrant  (1) has filed all reports required to be filed by Sections 13 or 15(d) of the  Securities Exchange Act of 1934  during  the  preceding  12 months  (or for such shorter  period  that the Registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]    No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)             Yes                No _____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [  ]  No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer         Accelerated filer         Non-accelerated filer         Small reporting company   [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: On August 17, 2009, there were 29,901,000 shares of Common Stock, par value $.001 per share, outstanding.

VANTONE INTERNATIONAL GROUP, INC.
(formerly SENIOR OPTICIAN SERVICE, INC.)
FORM 10-Q
QUARTERLY PERIOD ENDED JUNE 30, 2009

TABLE OF CONTENTS

Page(s)
Condensed Consolidated Balance Sheets (Unaudited) as of June 30, 2009	F-1

Condensed Consolidated Statements of Operations (Unaudited) for the
Three Months Ended June 30, 2009 and 2008	F-2

Consolidated Statements of Comprehensive Loss (Unaudited) for the
Three Months Ended June 30, 2009 and 2008	F-3

Condensed Consolidated Statements of Cash Flows (Unaudited) for the
Three Months Ended June 30, 2009 and 2008	F-4

Notes to Condensed Consolidated Financial Statements (Unaudited)	F-5 to F-19

Part I
Financial Information

Item 1.  Financial Statements
Senior Optician Service Inc. and Subsidiary
Condensed Consolidated Balance Sheets

	June 30, 2009	March 31, 2009
Assets	(Unaudited)	(Audited)
Current Assets
Cash and equivalents	$2,409,456	$1,441,411
Accounts receivable	1,206,452	886,539
Advanced to suppliers	311,062	10,037
Inventories	264,763	405,030
Loan to stockholders/officers, net	2,214,080	371,354
Loan to related parties, net	147,773	148,092
Prepayments and other current assets	404,423	1,785,393
Deferred income tax assets-current	242,168	181,873
Total Current Assets	7,200,177	5,229,729

Property and Equipment - Net	3,165,573	3,190,850
Deferred Income Tax Assets-Noncurrent	958	691
Total Assets	10,366,708	8,421,270

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued expenses	262,678	155,138
Customer deposits	1,252,508	8,540
Taxes payable	296,349	85,038
Other current liabilities	120,788	13,448
Total Current Liabilities	1,932,323	262,164

Total Liabilities	1,932,323	262,164

Stockholders' Equity
Common stock - $0.001 par value, 100,000,000 shares authorized, 29,901,000 shares issued and outstanding *	29,901	29,901
Additional paid-in capital	1,914,891	1,914,891
Reserve funds	677,327	630,710
Retained earnings	4,997,882	4,767,563
Accumulated other comprehensive income	653,857	651,018
Total Senior Optician Service Inc. Stockholders' Equity	8,273,858	7,994,083
Noncontrolling Interest	160,527	165,023
Total Equity	8,434,385	8,159,106

Total Liabilities and Stockholders' Equity	$10,366,708	$8,421,270

*: As restated to show recapitalization.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Senior Optician Service Inc. and Subsidiary
Condensed Consolidated Statements of Operations (Unaudited)

	For Fiscal Three Months Ended June 30,
	2009	2008
	(Unaudited)	(Unaudited)
Revenues
Products sold	$1,915,523	$1,022,626
Service rendered	156,094	31,957
Franchise joining fees	1,757	47,430
Total Revenues	2,073,374	1,102,013

Cost of Goods Sold
Products sold	1,049,728	218,622
Service rendered	143,527	29,071
Franchise joining fees	98	2,372
Total Cost of Good Sold	1,193,353	250,065

Gross Profit	880,021	851,948

Operating Expenses
Selling expenses	88,574	153,997
General and administrative expenses	374,240	307,353
Reverse Merge Cost	-	-
Total Operating Expenses	462,814	461,350

Income From Operations	417,207	390,598

Other Expense
Interest income, net	1,481	2,892
Other income (expense), net	976	(5,485)
Loss on counting inventory	(6,225)	-
Loss on disposition of fix assets	-	(14,511)
Total Other Expense	(3,768)	(17,104)

Income Before Taxes	413,439	373,494
Provision for Income Taxes	140,999	113,045
Income Before Noncontrolling Interest	272,440	260,449

Less: Net Loss attributable to the noncontrolling interest	(4,496)	(6,447)

Net Income Attributable to Senior Optician Service Inc.	$276,936	$266,896

Net Income Per Common Share
- Basic and Diluted	$0.01	$0.01

Weighted Common Shares Outstanding *
- Basic and Diluted	29,901,000	29,901,000

 *: As restated to show recapitalization.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Senior Optician Service Inc. and Subsidiary
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	For Fiscal Three Months Ended June 31,
	2009	2008
	(Unaudited)	(Unaudited)
Net Income Before Noncontrolling Interest	$276,936	$266,896
Other Comprehensive Income:
Foreign Currency Translation Income	2,839	137,616
Comprehensive Income	$279,775	$404,512

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Senior Optician Service Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows (Unaudited)

	For Fiscal Three Months Ended June 30,
	2009	2008
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities
Net Income	$276,936	$266,896
Adjustments to Reconcile Net Income to Net Cash Provided by (Used in) Operating Activities
Depreciation	39,325	40,193
Net loss attributable to noncontrolling interest	(4,496)	(6,447)
Deferred income tax benefits	(60,489)	(44,994)
Loss on counting inventory	(6,225)	-
Loss on disposal of fixed assets	-	(14,511)
Changes in operating assets and liabilities:
Accounts receivable	(319,394)	(1,858)
Advanced to suppliers	(300,891)	(3,399)
Inventories	146,606	(56,899)
Prepayments and other current assets	76,936	(566,136)
Accounts payable and accrued expenses	107,427	(47,191)
Accounts payable - related parties	-	(133,995)
Customer deposit	1,243,429	(255,246)
Taxes payable	211,184	347
Other current liabilities	107,288	42,309
Net Cash Provided by (Used in) Operating Activities	1,517,636	(780,932)

Cash Flows From Investing Activities
Payment for purchase of property and equipment	(12,671)	(32,960)
Net Cash Used in Investing Activities	(12,671)	(32,960)

Cash Flows From Financing Activities
Payment to acquired subsidiaries of variable interest entities	-	85,427
Proceeds from stockholders/officers	39,318	697,205
Proceeds from related parties	1,105	939,908
Payment to stockholders/officers	(579,956)	(1,806)
Payment to related parties	(723)	(5,605)
Net Cash (Used in) Provided by Financing Activities	(540,256)	1,715,129

Net Increase in Cash and Equivalents	964,710	901,237
Effect of Exchange Rate Changes on Cash	3,336	32,630
Cash and Equivalents at Beginning of Period	1,441,411	2,332,659
Cash and Equivalents at End of Period	$2,409,456	$3,266,527

Supplemental Disclosures of Cash Flow Information:
Interest paid	$-	$-
Income taxes paid	$-	$160,471

Supplemental Schedule of Non-Cash Investing and Financing Activities:
Prepayment and other current assets convert to stockholders/officers loan	$(1,304,208)	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Senior Optician Service Inc. and Subsidiary
Notes to Condensed Consolidated Financial Statements

1.	Interim financial statements:

The unaudited condensed consolidated financial statements of Vantone International Group, Inc. (formerly “Senior Optician Service Inc.”) and subsidiary (the "Company") have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the requirements for reporting on Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. However, the information included in these interim financial statements reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year. The consolidated balance sheet information as of March 31, 2009 was derived from the audited consolidated financial statements included in the Company's Annual Report on Form 10-K. These interim financial statements should be read in conjunction with that report.

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany balances and transactions have been eliminated.

2.	Organization and Nature of Operations

On May 14, 2009, Senior Optician Service Inc. (“Senior Optician”) acquired all of the outstanding capital stock of Vantone USA, Inc. (formerly: Vantone International Group Inc.) (“Vantone USA”)

Vantone USA was incorporated under the laws of Nevada on December 5, 2007. It is a holding company that has owned 100% of the equity in Shenyang Vantone Healthcare Products Manufacturing Co., Ltd. (“Vantone Manufacturing”) since July 14, 2008. Most of Vantone USA’s activities are conducted through its wholly own subsidiary, Vantone Manufacturing, and Vantone Manufacturing’s variable interest entities in The People’s Republic of China (“PRC”).

Upon completion of the Share Exchange, there were 29,901,000 shares of Senior Optician common stock issued and outstanding. The recapitalizations are described in further detail in Note 11 to the accompanying consolidated financial statements.

Vantone International (formerly “Senior Optician”), Vantone USA, Vantone Manufacturing, and all of Vantone Manufacturing’s variable interest entities listed below will be called “the Company” in the accompanying consolidated financial statements.

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

3.	Basis of Presentation

a.	Fiscal Year
The Company’s fiscal year ended on March 31. The accompanying condensed consolidated financial statements of operations and cash flows included activities for the three months ended March 31, 2009 and 2008, respectively.

b.	Principle of Consolidation
The accompanying consolidated financial statements present the financial position, results of operations and cash flows of the Company and all entities in which the Company has a controlling voting interest. The consolidated financial statements also include the accounts of any variable interest entities in which the Company is considered to be the primary beneficiary and such entities are required to be consolidated in accordance with accounting principles generally accepted in the United States (“US GAAP”). These consolidated financial statements include the financial statements of Vantone International (formerly: Senior Optician), Vantone USA, Vantone Manufacturing, and Vantone Manufacturing’s variable interest entities. All significant intercompany transactions and balances are eliminated in consolidation.

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

4.	Summary of Significant Accounting Policies

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

The following rates are used in translating the RMB to the U.S. Dollar presentation disclosed in these condensed consolidated financial statements for the three months ended June 30, 2009 and 2008, respectively.

		For Fiscal Three Months Ended June 30,
		2009		2008
Assets and liabilities	period ended rate of RMB	¥ 6.8307	/per USD	¥ 6.8591	/per USD

Revenue and expenses	average rate of RMB	¥ 6.8300	/per USD	¥ 6.9576	/per USD
c.	Revenue Recognition
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

d.	Income Taxes
Senior Optician and Vantone USA file federal consolidated income taxes and annual franchise tax with the State of Nevada. The Company’s PRC subsidiary, Vantone Manufacturing, files income tax returns under the Income Tax Law of the People's Republic of China concerning Foreign Investment Enterprises and Foreign Enterprises and local income tax laws. Vantone Yuan and its subsidiaries file income tax returns under the Income Tax Law of the People's Republic of China.

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

e.	Segment Reporting
SFAS 131, Disclosure about Segments of an Enterprise and Related Information, requires disclosure of reportable segments used by management for making operating decisions and assessing performance. Reportable segments are categorized by products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. SFAS 131 has effect on the Company’s financial statements. The Company generated two categories of revenues: products sold and commission received for insurance agency business, see segment reporting spreadsheet on Note 13.

f.     Recent Accounting Pronouncements
In June 2009, the FASB issued SFAS 168, The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162. The FASB Accounting Standards Codification TM (“Codification”) will become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of SFAS 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Adoption of SFAS 168 is not expected to have a material impact on the Company’s results of operations or financial position.

In June 2009, the FASB issued SFAS 167, Amendments to FASB Interpretation No. 46(R), which improves financial reporting by enterprises involved with variable interest entities. SFAS 167 addresses (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities , as a result of the elimination of the qualifying special-purpose entity concept in SFAS 166 and (2) concerns about the application of certain key provisions of FIN 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. SFAS 167 shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within the first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. Adoption of SFAS 167 is not expected to have a material impact on the Company’s results of operations or financial position.

In May 2009, the FASB issued SFAS 165, Subsequent Events , which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. An entity should apply the requirements of SFAS 165 to interim or annual financial periods ending after June 15, 2009. The Company is in the process of evaluating the new disclosure requirements under SFAS 165.

5.	Inventories

Inventories as of June 30, 2009 and March 31, 2009 consisted of the following:

	June 30, 2009	March 31, 2009
	(Unaudited)	(Audited)
Raw materials	$9,427	$17,071
Finished goods	239,840	361,282
Other items	15,496	26,677
Total	$264,763	$405,030

6.	Loan to Stockholders/ Officers, Net

Amounts loaned to stockholders/officers are unsecured, non-interest bearing, and have not set repayment date. As of June 30 and March 31, 2009, the total net amounts of loans to the stockholders/officers were $2,214,080 and $371,354 respectively, this represented the net amounts lent by the Company to shareholders/officers.

	June 30, 2009	March 31, 2009
	(Unaudited)	(Audited)
Mr. Honggang Yu	$2,206,933	$367,549
Ms.Hongfen Cao	-	3,805
Ms.YanTong	9,643	-
Mr. Jingsheng Liu	(2,496)	-
Total	$2,214,080	$371,354

7.	Loan to Related Parties, Net

The majority shareholder of the Company also owned 80% of Jilin Qunfeng Insurance Agent Co., Ltd. (“Qunfeng”). In order to support Qunfeng’s operations, the Company advanced funds to Qunfeng in the amount of $82,832 (equivalent to RMB 565,800) from October 2008 to January 2009. The Company collected these advanced funds on July 24, 2009.

The majority shareholder of the Company also owned 80% of Heilongjiang Dian Insurance Agent Co., Ltd. (“DiAn”). In order to support DiAn’s operations, the Company advanced funds to DiAn in the amount of $64,754 (equivalent to RMB 442,315) from October 2008 to February 2009. The Company collected these advanced funds on July 24, 2009.

Net amount of loan to related parties as of June 30 and March 31, 2009 consisted of the following:

	June 30, 2009	March 31, 2009
	(Unaudited)	(Audited)
Shenyang DiJie Trading Investment & Development Co., Ltd	$117	$-
Shenyang TongLiDa Trading Co., Ltd	70	-
Jilin Qunfeng Insurance Agent Co., Ltd	82,832	83,366
Heilongjiang Dian Insurance Agent Co., Ltd	64,754	64,726
Total	$147,773	$148,092

8.	Property and Equipment - Net

Property and equipment, less accumulated depreciation, consisted of the following:

	Estimated	June 30, 2009	March 31, 2009
	Life	(Unaudited)	(Audited)
Buildings	20	$3,165,292	$3,163,931
Vehicles	3-5	178,072	177,995
Equipments and office furniture	5	64,371	62,579
Software	3	31,180	20,264
Subtotal		3,438,915	3,424,769
Less: Accumulated depreciation		273,342	233,919
Total		$3,165,573	$3,190,850

Depreciation expenses charged to operations were $39,325 and $40,193 for the three months ended June 30, 2009 and 2008, respectively.

9.	Taxation

a.     Corporation Income Tax (“CIT”)
Senior Optician and Vantone USA file federal consolidated income tax returns and annual franchise tax to the State of Nevada. Vantone Manufacturing files income tax returns under the Income Tax Law of the PRC concerning Foreign Investment Enterprises and Foreign Enterprises and local income tax laws. Vantone Yuan and its subsidiaries file income tax returns under the Income Tax Law of the PRC concerning China Private Enterprises and local income tax laws.

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
The deferred tax assets in the accompanying balance sheet were $243,126 and $182,564 as of June 30, and March 31, 2009, respectively. There were no deferred tax liabilities and valuation allowance as of June 30, and March 31, 2009. The deferred tax assets primary results from tax credit carry forwards.

The components of income tax expenses (benefits) related to continuing operations were as follows:

	For Fiscal Three months Ended June 30,
	2009	2008
	Unaudited	Unaudited
Current	$201,488	$158,039
Deferred	(60,489)	(44,994)
Total	$140,999	$113,045

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

d.     Taxes Payable
As of June 30, and March 31, 2009, tax payable consisted of the following:

	June 30, 2009	March 31, 2009
	(Unaudited)	(Audited)
Value-added tax	$31,372	$18,711
Corporate income tax provision	253,804	52,313
Business tax	2,114	6,577
Individual income tax withholdings	729	2,276
City construction, education, and other taxes	8,330	5,161
Total	$296,349	$85,038

10.	Operating Lease Commitments

The Company leases certain office spaces under operating lease agreements. The rental expenses under operating leases were $5,759 and $539 for the three months ended June 30, 2009 and 2008, respectively. The following is a schedule of future minimum rental payments required under operating leases that had initial or remaining non-cancelable lease terms beyond June 30, 2009

For Fiscal Three Months Ending June 30,	Amount
2010	$13,165
2011	8,968
2012	1,830
Total minimum rental payments required	$23,963
11.	Stockholder’s Equity

a.	Common Stock
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

On May 14, 2009, Senior Optician acquired all of the outstanding capital stock of Vantone USA, a Nevada corporation. Vantone USA owns 100% of the registered capital of Vantone Manufacturing, a company organized under the laws of The People’s Republic of China (“PRC”). Vantone Manufacturing has exclusive control over the business of Vantone Yuan, a company organized under the laws of the PRC.   As a result of their relationship, which is generally identified as “entrusted management,” Vantone Manufacturing has the right to receive all revenues obtained by Vantone Yuan, but also bears the responsibility for all of the expenses incurred by Vantone Yuan.  Vantone Yuan is engaged in the distribution of health and beauty products and equipment, primarily through franchised stores and sales agents throughout China. Vantone Yuan also markets casualty and health insurance policies through the same distribution channels.

Before Share Exchange with Vantone USA, Senior Optician had 5,954,000 shares of common stock issued and outstanding.

In exchange for the outstanding shares of Vantone USA, Senior Optician issued 23,947,000 shares of its common stock to the shareholders of Vantone USA (the “Share Exchange”).  Those shares represent 80.1 % of the outstanding shares of Senior Optician.  19,157,600 of the shares were issued to Honggang Yu, although he immediately assigned 14,368,200 of them to other shareholders for whom he served as nominee. Honggang Yu is the Chief Executive Officer of Vantone USA, as well as the Chief Executive Officer of Senior Optician.  The remaining 4,789,400 shares were issued to Jichun Li, the Chief Financial Officer of Vantone USA, although he immediately assigned 3,831,520 of them to other shareholders for whom he serves as nominee.  As a result of these transactions, persons associated with Vantone now own securities that represent 97.4% of the equity in Senior Optician.

Upon completion of the Share Exchange, there were 29,901,000 shares of the Company’s common stock issued and outstanding.

b.	Additional Paid-In Capital
The additional paid-in capital represents the excess of the aggregate fair value of the capital contributed over the par value of the stock issued. There was $1,914,891 additional paid-in capital as of June 30, and March 31, 2009, respectively

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

The Company established and segregated in retained earnings an aggregate amount of $677,327 and $630,710 for the Statutory Surplus Reserve as of June 30, and March 31, 2009, respectively.

12.	Proxy Agreement, Entrust Management Agreement, and Purchase Option and Cooperation Agreement

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

13.	Segment Reporting

The Company engages in two types of business activities: daily commodities sales and insurance agency service. The chief operating decision makers evaluate performance, make operating decisions, and allocate resources based on the separated type of business financial data. Gross profit, operating income, income from operations, and income taxes are allocated to specific business activities within the organization. In accordance with SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information” the Company is considered to have two reportable segments. The Company is required to disclose certain information about profit or loss, total assets and liabilities, geographic areas, regulatory environments, major customers, and long-lived assets. Following is a summary of segment information for the three months ended June 30, 2009 and 2008:

	For Fiscal Three months Ended June 30, 2009
	Products Sold	Insurance
	and Related Service	Agency Service	Total

Total assets	$9,524,835	$841,873	$10,366,708
Total long - lived assets, net	$2,639,149	$527,382	$3,166,531
Total liabilities	$1,824,668	$107,655	$1,932,323

Total revenue	$1,917,280	$156,094	$2,073,374
Operating income (loss)	$453,705	$(36,498)	$417,207
Depreciation expenses	$31,516	$7,809	$39,325
Interest revenue	$1,367	$114	$1,481
Minority interest	$-	$(4,496)	$(4,496)
Income tax expenses (benefits)	$155,960	$(14,961)	$140,999

	For Fiscal Three Months Ended June 30, 2008
	Products Sold	Insurance
	and Related Service	Agency Service	Total

Total assets	$8,284,481	$850,920	$9,135,401
Total long - lived assets, net	$2,715,117	$553,879	$3,268,996
Total liabilities	$444,776	$21,565	$466,341

Total revenue	$1,070,056	$31,957	$1,102,013
Operating income (loss)	$437,944	$(47,346)	$390,598
Depreciation expenses	$32,679	$7,514	$40,193
Interest revenue	$2,764	$128	$2,892
Minority interest	$-	$(6,447)	$(6,447)
Income tax expenses (benefits)	$130,831	$(17,786)	$113,045

14.	Geographical Risks

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

15.	Business from Affiliated and Unaffiliated

The Company purchased certain commodities from its affiliates in prior year. Following is the summary for the three months ended June 30, 2009 and 2008:

	For Fiscal Three months Ended June 30, 2009
	Unaffiliated	Affiliated	Total

Total purchase	$-	$-	$-
Accounts payable	$229,779	$-	$229,779
Accrued expenses	$32,899	$-	$32,899

Total revenue	$2,073,374	$-	$2,073,374
Account receivable	$1,206,452	$-	$1,206,452
Interest revenue	$1,481	$-	$1,481
Interest expenses	$-	$-	$-

	For Fiscal Three months Ended June 30, 2008
	Unaffiliated	Affiliated	Total

Total purchase	$204,177	$-	$204,177
Accounts payable	$56,531	$-	$56,531
Accrued expenses	$74,623	$-	$74,623

Total revenue	$1,102,013	$-	$1,102,013
Account receivable	$2,200	$-	$2,200
Interest revenue	$2,892	$-	$2,892
Interest expenses	$-	$-	$-

16.	Concentration of Business

a.     Major Customers

The following summarizes products sold to major customers (each 10% or more of total products sold):

	Sold to Major	Number of	Percentage of
For Fiscal Three months Ended June 30,	Customers	Customers	Total Products Sold
2009	$579,278	2	30.24%
2008	$111,127	1	10.87%

The following summarizes insurance agency service fees received from major insurance company (each 10% or more of total insurance agency service fees received):

	Revenue from	Number of	Percentage of
For Fiscal Three months Ended June 30,	Major Insurance Co.	Insurance Co.	Total Service Rendered
2009	$149,722	1	95.92%
2008	$27,447	1	85.89%

b.           Major Suppliers

The following summarizes raw materials and products purchased from major suppliers (each 10% or more of total raw material and products purchased):

	Purchased from	Number of	Percentage of
For Fiscal Three months Ended June 30,	Major Suppliers	Suppliers	Total Purchased
2009	$636,733	4	73.15%
2008	$185,988	3	91.09%

17.	Subsequent Events

On July 1, 2009, Vantone Manufacturing becomes general taxpayer and the tax rate has changed from 3% to 17%.

On July 30, 2009, Kangping Vantone Yuan Trading Co., Ltd has been approved for cancellation by Liaoning Kangping National Taxation Bureau.

On August 7, 2009, Shenyang Vantone Li Yuan Trading Co.,Ltd has been approved for cancellation by Shenyang Heping National Taxation Bureau.

On August 11, 2009, the business scope of Kangping Vantone Trading Co., Ltd. has been enlarged by means of adding “wholesale and retail home appliance, electronic products, office furniture, automobile parts, pre-packed foods and bulk foods”.

On August 17, 2009 the Company filed Articles of Amendment to its Articles of Incorporation changing the name of the Company from “Senior Optician Service, Inc.” to “Vantone International Group, Inc.”

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

In addition to historical information, this Quarterly Report contains forward-looking statements, which are generally identifiable by use of the words “believes,” “expects,” “intends,” “anticipates,” “plans to,” “estimates,” “projects,” or similar expressions. These forward-looking statements represent Management’s belief as to the future of Vantone International Group, Inc.  Whether those beliefs become reality will depend on many factors that are not under Management’s control.  Many risks and uncertainties exist that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled “Risk Factors” contained in the Company’s Annual Report on Form 10-K for the year ended March 31, 2009. Readers are cautioned not to place undue reliance on these forward-looking statements. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements.

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

In February 2009, we began to supplement our existing product lines by entering the market for the distribution of consumer electronics and home appliances in China:  televisions, air conditioners, refrigerators, cellular phones, cooking appliances, etc.  In April 2009 we began to sell those products.  We are entering this market at this time, in part because the Chinese government recently established a 2 billion RMB stimulus package, consisting of subsidies to assist low income families in purchasing new electronics and home appliances. This stimulus package creates a significant business opportunity for the distribution of the targeted products through our existing distribution network.

Recognizing this business opportunity, we plan to develop a combination of our current sales agent, service system and an E-commerce platform to distribute consumer electronics and home appliances. We have negotiated arrangements with several famous brand name manufacturers of televisions, refrigerators, air conditioners, cellular phones, and other consumer electronics manufacturers in China. We now offer these products through our sales agents.  We also plan to use the most updated software to establish an efficient and safe platform for internet purchases. For the products sold through our name, we will provide a set of after-sale customer services. We have also started to train our sales agents and service team to get them ready for our expansion in the consumer electronics and home appliance distribution industry. With all these efforts, we intend to establish our own brand name in the sales of consumer electronics and home appliances.

Our revenues during the three months ended June 30, 2009 arose from our two business segments: distribution of consumer products and marketing of insurance policies. Our revenues from the sale of our consumer products during the quarter totaled $1,915,523, or 92% of our revenues for the period. The revenue from our insurance agency services was $156,094, or 8% of our revenues for the quarter ended June 30, 2009.  Our total revenue for the quarter was $2,073,374, an increase of 88% from our revenue during the quarter ended June 30, 2008.

Since revenue in the first quarter of fiscal 2010 already equals 70% of the revenue we recorded in the year ended March 31, 2009, we expect total revenue for fiscal 2010 to substantially exceed revenue in fiscal 2009, due to our new product initiatives.

Our cost of goods sold in the quarter ended June 30, 2008 was abnormally low.  This occurred because we were transforming our business model in that earlier quarter, and liquidated inventory that had already been paid for.  During the three months ended June 30, 2009 our cost of goods sold for our product sales was 55% of revenue from products sold, and overall cost of goods sold was 58% of total revenue, the difference being due to the low margin realized on our insurance products.  Since we have only recently initiated our new selling program, it is not possible to predict whether the margins realized in the recent quarter will be sustained in the future.

Since our overhead has not changed significantly since 2007, our selling, general and administrative expenses remained relatively stable from period to period – operating expenses in the quarter ended June 30, 2009 were only $1,464 greater than operating expenses in the quarter ended June 30, 2008.  We expect, however, that our selling, general and administrative expenses will increase in proportion to the revitalization in our business activity in the coming periods.  In addition, since our operating company was acquired by a U.S. public shell company in May 2009, we will now bear the ongoing expenses attributable to being a U.S. public, reporting company.

Due to the low level of cost of goods sold in the quarter ended June 30, 2008, our net income for the quarter ended June 30, 2009 exceeded net income in the quarter ended June 30, 2008 by only $10,040, despite the 88% increase in revenue.  In each period, net income represented $.01 per share.

Our business operates primarily in Chinese Renminbi (“RMB”), but we report our results in our SEC filings in U.S. Dollars.  The conversion of our accounts from RMB to Dollars will result in translation adjustments.  While our net income will be added to the retained earnings on our balance sheet; the translation adjustments will be added to a line item on our balance sheet labelled “accumulated other comprehensive income,” since they will be more reflective of changes in the relative values of U.S. and Chinese currencies than of the success of our business.  During the three months ended on June 30, 2009, the effect of converting our financial results to Dollars was to add $2,839 to our accumulated other comprehensive income.  In the comparable quarter of the prior year, when the exchange rate had been much more volatile, $137,616 was added to our accumulated other comprehensive income.

Liquidity and Capital Resources

After our shareholders made the initial contribution of our registered capital, the growth of our business has been funded, primarily, by the revenues resulted from our business operations. As a result, at June 30, 2009, we had no long term debts.

Our working capital at June 30, 2009 totaled $5,267,854, an increase of $300,289 from our $4,967,565 in working capital as of March 31, 2009. The increase was approximately equal to our net income.  Our cash flow from operations substantially exceeded net income, however, as operations in the quarter ended June 30, 2009 produced $1,517,636 in cash.  The excess over net income was the result of $1,243,429 in customer deposits received during the quarter.  These payments will be liquidated as revenue in future periods as the customers (i.e. our sales agents) take delivery of products.

Our business plans contemplates that we will expand our current sales agent and service system, and establish an E-commerce platform to distribute the daily commodities and insurance products. The goal is to expand to 1,000 the number of stores carrying the Vantone brand within the next two years, and that we will develop 20 regional sales agents across China. Implementation of this plan will require significant funds.  The funds are needed in order to:

·	Implement our direct marketing program, including development of internet commerce, calling center and an online presense;

·	Acquire 10 insurance agencies to expand our insurance agency business;

·	Establish stores throughout China; and

·	Implement an advertising and marketing program adequate to assure us of substantial market presence.

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

The term “disclosure controls and procedures” (defined in SEC Rule 13a-15(e)) refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within required time periods. The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report (the “Evaluation Date”). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, such controls and procedures were effective.

(b)           Changes in internal controls.

The term “internal control over financial reporting” (defined in SEC Rule 13a-15(f)) refers to the process of a company that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated any changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter covered by this report, and they have concluded that there was no change to the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

 PART II   -   OTHER INFORMATION

Item 1A.  Risk Factors

There has been no material change in the risk factors set forth in Item 1A of the Company’s Annual Report on Form 10-K for the year ended March 31, 2009.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

On May 14, 2009 Vantone International Group, Inc. (formerly “Senior Optician Service, Inc.”) acquired all of the outstanding capital stock of Vantone USA Inc. (formerly “Vantone International Group, Inc.”)  In exchange for that equity, Vantone International Group, Inc. issued to the shareholders of Vantone USA, Inc. 23,947,000 shares of common stock.  The sale was exempt pursuant to Section 4(2) of the Securities Act since the sale was not made in a public offering and was made to individuals who had access to detailed information about the Company and who were acquiring the shares for their own accounts.  There was no underwriter.

Item 6.     Exhibits

31.1	Rule 13a-14(a) Certification – CEO

31.2	Rule 13a-14(a) Certification - CFO

32	Rule 13a-14(b) Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

VANTONE INTERNATIONAL GROUP, INC.

Date: August 18, 2009	By: /s/ Honggang Yu
Honggang Yu, Chief Executive Officer