Form 10-Q
period 2009-09-30
Vantone International Group, Inc.
filed 2009-11-19
CIK 1101423

U. S. Securities and Exchange Commission

Washington, D. C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT`OF 1934

For the quarterly period ended September 30, 2009

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]    No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)             Yes [  ]    No [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [  ] No [X]

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

APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: On November 16, 2009, there were 29,901,000 shares of Common Stock, par value $.001 per share, outstanding.

VANTONE INTERNATIONAL GROUP, INC.

(formerly SENIOR OPTICIAN SERVICE, INC.)

FORM 10-Q

QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

Part I

Financial Information

Item 1.

 Financial Statements

Vantone International Group, Inc. (f/k/a Senior Optician Services Inc.) and Subsidiaries
Condensed Consolidated Balance Sheets
	September 30, 2009	March 31, 2009
Assets	(Unaudited)	(Audited)
Current Assets
Cash and equivalents	$ 1,457,875	$ 1,441,411
Accounts receivable	860,202	886,539
Advanced to suppliers	140,001	10,037
Inventories	344,134	405,030
Advanced to stockholders/officers, net	2,367,305	371,354
Loan to related parties, net	527,900	148,092
Prepayments and other current assets	362,369	1,785,393
Deferred interest expenses	37,986	-
Deferred income tax assets-current	244,685	181,873
Total Current Assets	6,342,457	5,229,729

Property and Equipment - Net	3,140,021	3,190,850
Deferred Income Tax Assets-Noncurrent	958	691
Total Assets	9,483,436	8,421,270
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued expenses	103,333	155,138
Customer deposits	324,831	8,540
Taxes payable	333,000	85,038
Other current liabilities	151,849	13,448
Total Current Liabilities	913,013	262,164
Total Liabilities	913,013	262,164

Stockholders' Equity
Common stock - $0.001 par value, 100,000,000 shares
authorized, 29,901,000 shares issued and outstanding *	29,901	29,901
Additional paid-in capital	1,919,899	1,914,891
Reserve funds	711,884	630,710
Retained earnings	5,173,444	4,767,563
Accumulated other comprehensive income	658,753	651,018
Total Vantone International Group, Inc. Stockholders' Equity	8,493,881	7,994,083
Noncontrolling Interest	76,542	165,023
Total Equity	8,570,423	8,159,106

Total Liabilities and Stockholders' Equity	$ 9,483,436	$ 8,421,270

*: As restated to show recapitalization

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Vantone International Group, Inc. (f/k/a Senior Optician Services Inc.) and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
	For the Fiscal Three Months Ended		For the Fiscal Six Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues
Products sold	$2,011,508	$ 524,876	$3,927,031	$1,547,502
Service rendered	89,938	30,746	246,032	62,703
Franchise joining fees	-	15,639	1,757	63,069
Total Revenues	2,101,446	571,261	4,174,820	1,673,274
Cost of Goods Sold
Products sold	1,293,199	109,715	2,342,927	328,337
Service rendered	100,218	24,926	243,745	53,997
Franchise joining fees	-	1,066	98	3,438
Total Cost of Good Sold	1,393,417	135,707	2,586,770	385,772
Gross Profit	708,029	435,554	1,588,050	1,287,502
Operating Expenses
Selling expenses	116,057	202,917	204,631	356,914
General and administrative expenses	290,657	224,661	664,897	532,014
Total Operating Expenses	406,714	427,578	869,528	888,928
Income From Operations	301,315	7,976	718,522	398,574
Other Expenses
Interest income, net	1,959	4,415	3,440	7,307
Other (expenses) income, net	(15)	(6,764)	961	(12,249)
Loss on inventories disposal	-	-	(6,225)	-
Loss on fixed assets disposal	-	(127)	-	(14,638)
Total Other Income (Expenses)	1,944	(2,476)	(1,824)	(19,580)
Income Before Taxes	303,259	5,501	716,698	378,995
Provision for Income Taxes	98,868	21,274	239,867	134,319
Income (Loss) Before Noncontrolling Interest	204,391	(15,773)	476,831	244,676
Less: Net Loss attributable to the noncontrolling interest	(5,728)	(6,006)	(10,224)	(12,453)

Net Income (Loss) Attributable to Vantone International Group, Inc.	$ 210,119	$ (9,767)	$ 487,055	$ 257,129
Net Income (Loss) Per Common Share:
- Basic and Diluted	$ 0.01	$ (0.00)	$ 0.02	$ 0.01
Weighted Common Shares Outstanding *
- Basic and Diluted	29,901,000	29,901,000	29,901,000	29,901,000

*: As restated to show recapitalization

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Vantone International Group, Inc. (f/k/a Senior Optician Services Inc.) and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	For the Fiscal Six Months Ended September 30,
	2009	2008
	(Unaudited)	(Unaudited)
Net Income Before Noncontrolling Interest	$ 476,831	$ 244,676
Other Comprehensive Income:
Foreign Currency Translation Income	7,735	203,021
Comprehensive Income	$ 484,566	$ 447,697

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Vantone International Group, Inc. (f/k/a Senior Optician Services Inc.) and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
	For the Fiscal Six Months Ended September 30,
	2009	2008
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities
Net Income	$ 487,055	$ 257,129
Adjustments to Reconcile Net Income to Net Cash
Provided by (Used in) Operating Activities
Depreciation	79,806	81,704
Net loss attributable to noncontrolling interest	(10,224)	(12,453)
Deferred income tax benefits	(67,769)	(61,809)
Loss on counting inventory	6,225	-
Loss on disposal of fixed assets	-	14,638
Changes in operating assets and liabilities:
Accounts receivable	27,256	(3,254)
Advanced to suppliers	(129,814)	-
Inventories	55,039	(86,594)
Prepayments and other current assets	119,202	(549,660)
Accounts payable and accrued expenses	(51,915)	88,819
Accounts payable - related parties	-	(133,995)
Customer deposit	315,944	(410,800)
Taxes payable	247,606	(26,968)
Other current liabilities	138,239	12,512
Net Cash Provided by (Used in) Operating Activities	1,216,650	(830,731)
Cash Flows From Investing Activities
Payment for goodwill	-	(34,609)
Payment for purchase of property and equipment	(25,613)	(103,291)
Proceeds from related parties return loan	172,073	949,487
Payment to related parties	(589,709)	(86,760)
Net Cash (Used in) Provided by Investing Activities	(443,249)	724,827
Cash Flows From Financing Activities
Payment to acquired subsidiaries of variable interest entities	-	(414,392)
Payment for acquired noncontrolling interest	(73,249)	-
Proceeds from stockholders/officers return advances	129,744	1,216,036
Payment to stockholders/officers	(823,051)	-
Net Cash (Used in) Provided by Financing Activities	(766,556)	801,644

Net Increase in Cash and Equivalents	6,845	695,740
Effect of Exchange Rate Changes on Cash	9,619	807
Cash and Equivalents at Beginning of Period	1,441,411	2,332,659
Cash and Equivalents at End of Period	$ 1,457,875	$ 3,029,206

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Vantone International Group, Inc. (f/k/a Senior Optician Services Inc.) and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited) (Continued)
For the Fiscal Six Months Ended September 30,
	2009	2008
	(Unaudited)	(Unaudited)
Supplemental Disclosures of Cash Flow Information:
Interest paid	$ -	$ -
Income taxes paid	$ 18,123	$ 220,575
Supplemental Schedule of Non-Cash Investing and Financing Activities:
Other receivable converted to stockholders/officers loan	$ (1,304,209)	$ -
Recorded deferred interest expenses for discount on loan to related parties	$ (37,986)	$ -

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Vantone International Group, Inc. (f/k/a Senior Optician Services Inc.) and Subsidiaries

Notes to Condensed Consolidated Financial Statements

1.

Interim financial statements:

The unaudited condensed consolidated financial statements of Vantone International Group, Inc. (formerly “Senior Optician Service Inc.”) and subsidiaries (the "Company") have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the requirements for reporting on Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. However, the information included in these interim financial statements reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year. The consolidated balance sheet information as of March 31, 2009 was derived from the audited consolidated financial statements included in the Company's Annual Report on Form 10-K. These interim financial statements should be read in conjunction with that report.

The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany balances and transactions have been eliminated.

2.

Organization and Nature of Operations

As permitted by Nevada General Corporation Law, in order to better represent the Company’s business, the Company has adopted a resolution to change the name of the Company from Senior Optician Service Inc. (“Senior Optician”) to “Vantone International Group, Inc.” (“Vantone International”) The Certificate of Amendment of Certificate of Incorporation was filed on August 4, 2009, effective on August 17, 2009.

On May 14, 2009, Senior Optician acquired all of the outstanding capital stock of Vantone USA, Inc. (formerly: Vantone International Group Inc.) (“Vantone USA”)

Vantone USA was incorporated under the laws of Nevada on December 5, 2007. It is a holding company that has owned 100% of the equity in Shenyang Vantone Healthcare Products Manufacturing Co., Ltd. (“Vantone Manufacturing”) since July 14, 2008. Most of Vantone USA’s activities are conducted through its wholly own subsidiary, Vantone Manufacturing, and Vantone Manufacturing’s variable interest entities in The People’s Republic of China (“PRC”).

Upon completion of the Share Exchange, there were 29,901,000 shares of Vantone International (formerly “Senior Optician”) common stock issued and outstanding. The recapitalizations are described in further detail in Note 11 to the accompanying consolidated financial statements.

Vantone International (formerly “Senior Optician”), Vantone USA, Vantone Manufacturing, and all of Vantone Manufacturing’s variable interest entities listed below will be called “the Company” in the accompanying unaudited condensed consolidated financial statements.

Vantone Manufacturing

Vantone Manufacturing is a foreign owned enterprise that was incorporated under the laws of LiaoNing Province in the PRC on January 9, 2007. Vantone Manufacturing was incorporated under the name

“Shenyang Vantone Healthcare Food Co., Ltd.,” but adopted its current name on June 20, 2007. Its registered term of operations is fifteen years, from January 9, 2007 to January 8, 2022. Vantone Manufacturing engages in manufacturing, processing, and marketing of daily commodities, water purifying equipment, and kitchen and bath equipment. Up to March 2008, Vantone Manufacturing had outsourced all of its manufacturing activities to enterprises in the PRC that are dedicated to manufacturing products exclusively for Vantone Manufacturing.

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

During the periods covered by these financial statements, Vantone Yuan also operated through the following subsidiaries:

Kang Ping Vantone Trading Co., Ltd (“Kang Ping”) and Kang Ping Vantone Yuan Trading Co., Ltd., (“Kang Ping Vantone Yuan”) which were incorporated under the laws of LiaoNing Province in the PRC on March 20, 2008 and December 23, 2008, respectively. Vantone Yuan owned 100% of the registered capital of both subsidiaries.  They each engaged in the distribution and sales of daily commodities and also engaged in the import/export of various merchandise and technologies through a self-conducted trade model or agency arrangement in Kangping County of Shenyang District. Kang Ping Vantone Yuan filed a cancelation of registration of incorporation with KangPing County Industrial and Commercial Bureau in July 2009, effective on October 29, 2009.

Shenyang Vantone Liyuan Trading Co., Ltd. (“Liyuan”), in which Vantone Yuan had a 36.36% ownership interest from December 3, 2007 to April 24, 2008, and had a 100% ownership interest since April 24, 2008.  Because Vantone Yuan did not have majority control over Liyuan during the year ended March 31, 2008, Vantone Yuan recorded its investment in Liyuan by the equity method for the year ended March 31, 2008. However, since acquiring 100% ownership of Liyuan on April 24, 2008 (which was approved by the Industrial and Commercial Bureau in Shenyang PRC on April 30, 2008), Vantone Yuan has consolidated Liyuan’s financial results with its own.  Liyuan engaged in the distribution and sales of daily commodities, and also engaged in the import/export of various merchandise and technologies through a self-conducted trade model or agency arrangement. Liyuan filed a cancelation of registration of incorporation with Shenyang City Industrial and Commercial Bureau in August 2009, effective on October 23, 2009.

Liaoning Vantone Insurance Agent Co., Ltd. (“Vantone Insurance”), in which Vantone Yuan has held a 78% ownership interest since November 16, 2007.  On June 8, 2009 Vantone Yuan purchased a 10% ownership interest from other shareholder. Therefore Vantone Yuan has held a 88% ownership interest since this change. Vantone Insurance engages in the insurance agency business, mainly representing the insurance products of New China Life Insurance Co., Ltd. and Ping An Insurance Corporation in the Shenyang District of the PRC.

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

3.

Basis of Presentation

a.

Fiscal Year

The Company’s fiscal year ends on March 31. The accompanying condensed consolidated financial statements of operations and cash flows included activities for the six months ended September 30, 2009 and 2008, respectively.

b.

Principle of Consolidation

The accompanying consolidated financial statements present the financial position, results of operations and cash flows of the Company and all entities in which the Company has a controlling voting interest. The condensed consolidated financial statements also include the accounts of any variable interest entities in which the Company is considered to be the primary beneficiary and such entities are required to be consolidated in accordance with accounting principles generally accepted in the United States (“US GAAP”). These condensed consolidated financial statements include the financial statements of Vantone International (formerly “Senior Optician”), Vantone USA, Vantone Manufacturing, and Vantone Manufacturing’s variable interest entities. All significant intercompany transactions and balances are eliminated in consolidation.

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

4.

Summary of Significant Accounting Policies

a.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with accounting principal generally accepted in United States requires management to make estimates and assumptions that affect the amount reported in the consolidated financial statements and the accompany notes. Actual results could differ from those estimates.

b.

Foreign Currency Translation

The accompanying unaudited condensed consolidated financial statements are presented in United States dollars. The Company’s functional currency is the Renminbi (“RMB”). The consolidated financial statements are translated to U.S. dollars using year-end rates of exchange for assets and liabilities, average rates of exchange for the period for revenues, costs, and expenses, and historical capital contribution rate of exchange for capital contribution. Net gains and losses resulting from foreign exchange transactions are included in the statements of operations.

The following rates are used in translating the RMB to the U.S. Dollar presentation disclosed in these condensed consolidated financial statements for the six months ended September 30, 2009 and 2008, respectively.

		For the Fiscal Six Months Ended September 30,
		2009		2008
Assets and liabilities	period ended rate of RMB	¥ 6.8263	/per USD	¥ 6.7899	/per USD

Revenue and expenses	average rate of RMB	¥ 6.8305	/per USD	¥ 6.8972	/per USD

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

d.

Income Taxes

Vantone International (formerly: Senior Optician) and Vantone USA file federal consolidated income taxes and annual franchise taxes with the State of Nevada. The Company’s PRC subsidiary, Vantone Manufacturing, files income tax returns under the Income Tax Law of the People's Republic of China concerning Foreign Investment Enterprises and Foreign Enterprises and local income tax laws. Vantone Yuan and its subsidiaries file income tax returns under the Income Tax Law of the People's Republic of China.

The Company follows the FASB issued ASC740 - Accounting for Income Taxes, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred taxes also are recognized for operating losses that are available to offset future income taxes.

e.

Segment Reporting

ASC 280, Disclosure about Segments of an Enterprise and Related Information, requires disclosure of reportable segments used by management for making operating decisions and assessing performance. Reportable segments are categorized by products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. ASC 280 has effect on the

Company’s financial statements. The Company generated two categories of revenues: products sold and commission received for insurance agency business, see segment reporting spreadsheet on Note 13.

f.

Recent Accounting Pronouncements

In June 2009, the FASB issued ASC 105, the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162. The FASB Accounting Standards Codification TM (“Codification”) will become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of ASC 105, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Adoption of ASC 105 is not expected to have a material impact on the Company’s results of operations or financial position.

In June 2009, the FASB issued ASC 810, Amendments to FASB Interpretation No. 46(R), which improves financial reporting by enterprises involved with variable interest entities. ASC 810 addresses (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities , as a result of the elimination of the qualifying special-purpose entity concept in SFAS 166 and (2) concerns about the application of certain key provisions of FIN 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. ASC 810 shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within the first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. Adoption of ASC 810 is not expected to have a material impact on the Company’s results of operations or financial position.

In May 2009, the FASB issued ASC 855, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. An entity should apply the requirements of ASC 855 to interim or annual financial periods ending after June 15, 2009. Adoption of ASC 855 did not have a material impact on the Company’s results of operations or financial position.

5.

Inventories

Inventories as of September 30, 2009 and March 31, 2009 consisted of the following:

	September 30, 2009	March 31, 2009
	(Unaudited)	(Audited)
Raw materials	$ 28,215	$ 17,071
Finished goods	313,941	361,282
Other items	1,978	26,677
Total	$ 344,134	$ 405,030

6.

Advanced to Stockholders/ Officers, Net

Amounts advanced to stockholders/officers are unsecured, non-interest bearing, and have no set repayment date. As of September 30 and March 31, 2009, the total net amounts of advanced to the stockholders/officers were $2,367,305 and $371,354 respectively.  This represented the net amounts lent by the Company to stockholders/officers. All advances to Mr. Honggang Yu occurred before May 14, 2009, the “Share Exchange” date.

	September 30, 2009	March 31, 2009
	(Unaudited)	(Audited)
Mr. Honggang Yu	$ 2,369,802	$ 367,549
Ms.Hongfen Cao	-	3,805
Mr. Jingsheng Liu	(2,497)	-
Total	$ 2,367,305	$ 371,354

7.

Loan to Related Parties, Net

Kangping Wanxin Materials Recycling Co. (“Kangping Wanxin”) was incorporated under the laws of Kang Ping County LiaoNing Province in the PRC on July 1, 2009. The family member of majority shareholder of the Company owns 100% of Kangping Wanxin. In order to support Kangping Wanxin’s operations, the Company signed a loan agreement with Kangping Wanxin on July 22, 2009, and agreed to loan RMB4,001,065 to Kangping Wanxin for one year starting from July 22, 2009. This loan does not bear interest and is unsecured. As of September 30, 2009, the Company had loaned $586,122 (equivalent to RMB4,001,065) to Kangping Wanxin. For this non-interest bearing loan, the Company accrued a discount on the loan and recorded deferred interest expenses in the amount of $37,986 as of September 30, 2009.

The majority shareholder of the Company and his spouse owned 100% of Jilin Qunfeng Insurance Agent Co., Ltd. (“Qunfeng”). In order to support Qunfeng’s operations, the Company advanced funds to Qunfeng in the amount of $82,832 (equivalent to RMB 565,800) from October 2008 to January 2009. Qunfeng paid off all prior advances on July 24, 2009. However, before end of July 2009, the Company advanced $2,864 (equivalent to RMB19,550) to Qunfeng. As of result, Qunfeng still has a balance $2,864 due to the Company as of September 30, 2009.

The majority shareholder of the Company and his spouse also owned 100% of Heilongjiang Dian Insurance Agent Co., Ltd. (“DiAn”). From time to time DiAn and the Company had loaned funds to each other in order to support  operations. As of September 30, 2009, DiAn had a balance due from the Company in amount of $23,100 (equivalent to RMB 157,685). However, DiAn had a balance due to the Company in the amount of 64,726 (equivalent to RMB 442,315) as of March 31, 2009.

Loans from the Company to these related parties may be prohibited by Sarbanes-Oxley Act of 2002 (SOX), if they are made  to companies owned by the family members of the Company’s Chief Executive Officer and board member.

Net amount of loan to related parties, net as of September 30 and March 31, 2009, consisted of the following:

	September 30, 2009	March 31, 2009
	(Unaudited)	(Audited)
Kangping Wanxin Materials Recycling Co., Ltd.	$ 586,122	$ -
Jilin Qunfeng Insurance Agent Co., Ltd	2,864	83,366
Heilongjiang Dian Insurance Agent Co., Ltd	(23,100)	64,726
Subtotal	565,886	148,092
Less: Discount on loan to related parties	37,986	-
Total loan to related parties, net	$ 527,900	$ 148,092

8.

Property and Equipment - Net

Property and equipment, less accumulated depreciation, consisted of the following:

	Estimated	September 30, 2009	March 31, 2009
	Life	(Unaudited)	(Audited)
Buildings	20	$ 3,167,313	$ 3,163,931
Vehicles	3-5	178,186	177,995
Equipments and office furniture	5	76,877	62,579
Software	3	31,669	20,264
Subtotal		3,454,045	3,424,769
Less: Accumulated depreciation		314,024	233,919
Total		$ 3,140,021	$ 3,190,850

Depreciation expenses charged to operations were $79,806 and $81,704 for the six months ended September 30, 2009 and 2008, respectively.

9 .  Taxation

a.

Corporation Income Tax (“CIT”)

Vantone International (formerly: Senior Optician) and Vantone USA file federal consolidated income tax returns and annual franchise taxes to the State of Nevada. Vantone Manufacturing files income tax returns under the Income Tax Law of the PRC concerning Foreign Investment Enterprises and Foreign Enterprises and local income tax laws. Vantone Yuan and its subsidiaries file income tax returns under the Income Tax Law of the PRC concerning China Private Enterprises and local income tax laws.

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

On July 30, 2009, Kangping Vantone Yuan Trading Co., Ltd was approved for cancellation of national tax registration by Liaoning Kangping National Tax Bureau.  It was approved for cancellation of local tax registration by Snenyang City Kangping District Local Tax Bureau on September 7, 2009.

On August 7, 2009, Shenyang Vantone Li Yuan Trading Co., Ltd was approved for cancellation of national tax registration by Shenyang Heping National Tax Bureau. It was approved for cancellation of local tax registration by Shenyang City Local Tax Bureau on August 26, 2009.

The deferred tax assets, current and noncurrent, in the accompanying balance sheet were $245,643 and $182,564 as of September 30 and March 31, 2009, respectively. There were no deferred tax liabilities and valuation allowance as of September 30 and March 31, 2009. The deferred tax assets primary results from tax credit carry forwards.

The components of income tax benefits related to continuing operations were as follows:

	For the Fiscal Six Months Ended September 30,
	2009	2008
	Unaudited	Unaudited
Current	$ 307,636	$ 196,128
Deferred income tax benefits	67,769	61,809
Total	$ 239,867	$ 134,319

b.

Value Added Tax (“VAT”)

Vantone Manufacturing and Vantone Yuan’s subsidiaries are subject to VAT on merchandise sales in PRC. Since Vantone Manufacturing engages in the manufacture and processing business, a small scale VAT rate of 6% wasapplicable before January 1, 2009. For Vantone Yuan’s subsidiaries whichever engage in distribution and sales of daily commodities, a small scale VAT rate of 4% was applicable prior to January 1, 2009 According to China VAT regulations, commencing from January 1, 2009, all small scale VAT rates have been changed to 3%. On July 1, 2009, Vantone Manufacturing becomes a general taxpayer and the tax rate was changed from 3% to 17%.

Kang Ping is subject to VAT on merchandise sales in the PRC. A small scale VAT rate of 4% was applicable prior to January 1, 2009,  a rate of 3% was applicable after January 1, 2009, and a general VAT rate of 17% is applicable for the merchandise sales on and after April 1, 2009, since its sales amount within one year had achieved a level which subject to general VAT rate of 17%.

Vantone Yuan is also subject to VAT on merchandise sales in the PRC. A small scale VAT rate of 4% was applicable prior to February 1, 2008, and a general VAT rate of 17% was applicable for the merchandise sales on and after February 1, 2008, respectively.

c.

Business Tax (“BT”)

The Company is also subject to business tax, which is charged on the service income at a rate of 5% in accordance with the tax law in LiaoNing Province of PRC.

d.

Taxes Payable

As of September 30, and March 31, 2009, tax payable consisted of the following:

	September 30, 2009	March 31, 2009
	(Unaudited)	(Audited)
Value-added tax	$ (13,846)	$ 18,711
Corporate income tax provision	337,130	52,313
Business tax	339	6,577
Individual income tax withholdings	776	2,276
City construction, education, and other taxes	8,601	5,161
Total	$ 333,000	$ 85,038

10.

Operating Lease Commitments

The Company leases certain office spaces under operating lease agreements. The rental expenses under operating leases were $12,730 and $3,262 for the six months ended September 30, 2009 and 2008, respectively. The following is a schedule of future minimum rental payments required under operating leases that had initial or remaining non-cancelable lease terms beyond September 30, 2009

For the Fiscal Six Months Ending September 30,	Amount
2010	$ 10,370
2011	8,418
Total minimum rental payments required	$ 18,788

11.

 Stockholder’s Equity

a.

Common Stock

The Company is authorized to issue 100,000,000 shares of Common Stock, $0.001 par value per share, of which 29,901,000 shares are outstanding and issued.

Before the Share Exchange with Vantone USA, Vantone International (formerly “Senior Optician”) had 5,954,000 shares of common stock issued and outstanding.

In exchange for the outstanding shares of Vantone USA, Vantone International (formerly “Senior Optician”) issued 23,947,000 shares of its common stock to the shareholders of Vantone USA (the “Share Exchange”).  Those shares represent 80.1 % of the outstanding shares of Vantone International (formerly “Senior Optician”).  19,157,600 of the shares were issued to Honggang Yu, although he immediately assigned 14,368,200 of them to other shareholders for whom he served as nominee. Honggang Yu is the Chief Executive Officer of Vantone USA, as well as the Chief Executive Officer of Vantone International (formerly “Senior Optician”).  The remaining 4,789,400 shares were issued to Jichun Li, the Chief Financial Officer of Vantone International (formerly “Senior Optician”) l, although he immediately assigned 3,831,520 of them to other shareholders for whom he serves as nominee.  As a result of these transactions, persons associated with Vantone now own securities that represent 97.4% of the equity in Vantone International (formerly “Senior Optician”).

Upon completion of the Share Exchange, there were 29,901,000 shares of the Company’s common stock issued and outstanding.

b.

Additional Paid-In Capital

The additional paid-in capital represents the excess of the aggregate fair value of the capital contributed over the par value of the stock issued. There was $1,919,899 and $1,914,891 additional paid-in capital as of September 30, and March 31, 2009, respectively

c.

Dividends and Reserves

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

The Company established and segregated in retained earnings an aggregate amount of $711,884 and $630,710 for the Statutory Surplus Reserve as of September 30, and March 31, 2009, respectively.

12.

 Proxy Agreement, Entrusted Management Agreement, and Purchase Option and Cooperation Agreement

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

13.

 Segment Reporting

The Company engages in two types of business activities: daily commodities sales and insurance agency service. The chief operating decision makers evaluate performance, make operating decisions, and allocate resources based on the separated type of business financial data. Gross profit, operating income, income from operations, and income taxes are allocated to specific business activities within the organization. In accordance with ASC 280 “Disclosures about Segments of an Enterprise and Related Information” the Company is considered to have two reportable segments. The Company is required to disclose certain information about profit or loss, total assets and liabilities, geographic areas, regulatory environments, major customers, and long-lived assets. Following is a summary of segment information for the six months ended September 30, 2009 and 2008:

	For the Fiscal Six Months Ended September 30, 2009
	Products Sold	Insurance
	and Related Service	Agency Service	Total

Total assets	$8,668,373	$815,063	$9,483,436
Total long - lived assets, net	$2,621,090	$519,889	$3,140,979
Total liabilities	$789,125	$123,888	$913,013

Total revenue	$3,928,788	$246,032	$4,174,820
Income (loss) from operations	$808,782	$(90,260)	$718,522
Depreciation expenses	$64,173	$15,633	$79,806
Interest revenue	$10,640	$296	$10,936
Interest expenses	$7,496	$-	$7,496
Minority interest	$-	$(10,224)	$(10,224)
Income tax expenses (benefits)	$262,111	$(22,244)	$239,867

	For the Fiscal Six Months Ended September 30, 2008
	Products Sold	Insurance
	and Related Service	Agency Service	Total

Total assets	$7,772,771	$843,850	$8,616,621
Total long - lived assets, net	$2,813,282	$551,824	$3,365,106
Total liabilities	$334,068	$57,888	$391,956

Total revenue	$1,610,571	$62,703	$1,673,274
Income (loss) from operations	$487,579	$(89,005)	$398,574
Depreciation expenses	$66,544	$15,160	$81,704
Interest revenue	$6,839	$468	$7,307
Minority interest	$-	$(12,453)	$(12,453)
Income tax expenses (benefits)	$164,603	$(30,284)	$134,319

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

15.

 Concentration of Business

a.

Major Customers

The following summarizes products sold to major customers (each 10% or more of total products sold):

	Sold to Major	Number of	Percentage of
For the Fiscal Six Months Ended September 30,	Customers	Customers	Total Products Sold
2009	$1,077,009	2	27.43%
2008	$180,030	1	11.63%

The following summarizes insurance agency service fees received from major insurance company (each 10% or more of total insurance agency service fees received):

	Revenue from	Number of	Percentage of
For the Fiscal Six Months Ended September 30,	Major Insurance Co.	Insurance Co.	Total Service Rendered
2009	$234,144	1	95.17%
2008	$58,564	1	92.63%

b.

Major Suppliers

The following summarizes raw materials and products purchased from major suppliers (each 10% or more of total raw material and products purchased):

	Purchased from	Number of	Percentage of
For the Fiscal Six Months Ended September 30,	Major Suppliers	Suppliers	Total Purchased
2009	$1,085,234	3	47.77%
2008	$180,211	3	96.48%

16.

 Subsequent Events

On October 23, 2009, Liyuan was approved for cancellation of registration of incorporation by Shenyang City Industrial and Commerical Bureau. Kangping Vantone Yuan was approved for cancellation of registration of incorporation by KangPing County Industrial and Commerical Bureau on October 29, 2009.

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

Result of Operations

Vantone Yuan commenced its operations in 2007, and grew to achieve a significant position in the Chinese market for health and beauty aids.  During the year ended March 31, 2008, the combined revenues of Vantone Manufacturing and Vantone Yuan totalled $8,820,089.

During the fiscal year ended March 31, 2009, however, we implemented a major adjustment of our sales model and business development strategy. Our goal is to take advantage of the distribution network that we have developed for health and beauty products to enter the rapidly growing Chinese market for insurance policies.  In order to achieve that goal, it is necessary that we convert our marketing network from a franchise model to an agency model.  So for the past year we have been gradually transforming our franchisees into sales agents, capable of marketing both household supplies and insurance policies.

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

Our revenues during the six months ended September 30, 2009 arose from our two business segments: distribution of consumer products and marketing of insurance policies. Our revenues from the sale of our consumer products during the first two quarters of fiscal 2010 totaled $3,927,031, or 94% of our revenues for the period. The revenue from our insurance agency services was $246,032, or 6% of our revenues for the six months ended September 30, 2009.  Our total revenue for the first two quarters of fiscal 2010 was $4,174,820, an increase of 150% from our revenue during six months ended September 30, 2008.

Our cost of goods sold in the six months ended September 30, 2008 was abnormally low.  This occurred because we were transforming our business model in that earlier quarter, and liquidated inventory that had already been paid for.  During the six months ended September 30, 2009 our overall cost of goods sold was 62% of total revenue.  Since we have only recently initiated our new selling program, it is not possible to predict whether the margins realized in the recent quarters will be sustained in the future.

Since our overhead has not changed significantly since 2007, our selling, general and administrative expenses remained relatively stable from period to period – operating expenses in the six months ended September 30, 2009 were $19,400 less than operating expenses in the six months ended September 30, 2008. We expect, however, that our selling, general and administrative expenses will increase in proportion to the revitalization in our business activity in the coming periods.  In addition, since our operating company was acquired by a U.S. public shell company in May 2009, we will now bear the ongoing expenses attributable to being a U.S. public, reporting company.

Due to the low level of cost of goods sold in the six months ended September 30, 2008, our net income for the six months ended September 30, 2009 exceeded net income in the six months ended September 30, 2008 by only $229,926, despite the 150% increase in revenue.  For the six months ended September 30, 2009, our net income represented $.02 per share, compared to $.01 per share during the six months ended September 30, 2008.

Our business operates primarily in Chinese Renminbi (“RMB”), but we report our results in our SEC filings in U.S. Dollars.  The conversion of our accounts from RMB to Dollars will result in translation adjustments.  While our net income will be added to the retained earnings on our balance sheet; the translation adjustments will be added to a line item on our balance sheet labelled “accumulated other comprehensive income,” since they will be more reflective of changes in the relative values of U.S. and Chinese currencies than of the success of our business.  During the six months ended on September 30, 2009, the effect of converting our financial results to Dollars was to add $7,735 to our accumulated other comprehensive income.  In the comparable quarter of the prior year, when the exchange rate had been much more volatile, $203,021 was added to our accumulated other comprehensive income.

Liquidity and Capital Resources

After our shareholders made the initial contribution of our registered capital, the growth of our business has been funded, primarily, by the revenues resulted from our business operations. As a result, at September 30, 2009, we had no long term debts.

Our working capital at September 30, 2009 totaled $5,429,444, an increase of $461,879 from our $4,967,565 in working capital as of March 31, 2009. The increase was approximately equal to our net income.  Our cash flow from operations substantially exceeded net income, however, as operations in the six months ended September 30, 2009 produced $1,216,650 in cash.  The excess over net income was primarily the result of $315,944 in customer deposits received during the six months.  These payments will be liquidated as revenue in future periods as the customers (i.e. our sales agents) take delivery of products.

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

•

Implement our direct marketing program, including development of internet commerce, calling center and an online presense;

•

Acquire 10 insurance agencies to expand our insurance agency business;

•

Establish stores throughout China; and

•

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

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

We have not sold any equity securities during the quarter ended September 30, 2009 that were not previously disclosed in a current report on Form 8-K that was filed during that period.

Item 6.

Exhibits

31.1

Rule 13a-14(a) Certification – CEO

31.2

Rule 13a-14(a) Certification - CFO

32

Rule 13a-14(b) Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

VANTONE INTERNATIONAL GROUP, INC.

Date: November 19, 2009

By: /s/ Honggang Yu

   Honggang Yu, Chief Executive Officer