Form 10-Q
period 2009-12-31
VANTONE INTERNATIONAL GROUP, INC.
filed 2010-02-16
CIK 1101423

U. S. Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____

Commission File No. 0-28683

VANTONE INTERNATIONAL GROUP, INC.
(Name of Registrant as Specifiedin its Charter)

Nevada	41-1954595
(State or Other Jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

NO. 195 ZHONGSHAN RD, HEPING DISTRICT SHENYANG, LIAONING PROVINCE PEOPLE’S REPUBLIC OF CHINA
(Address of principal executive offices)
86-24-2286-6686
(Registrant’s telephone number including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]    No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)         Yes ____    No _____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [  ] No [X]

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

APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: On February 11, 2009, there were 29,901,000 shares of Common Stock, par value $.001 per share, outstanding.

VANTONE INTERNATIONAL GROUP, INC.
(formerly SENIOR OPTICIAN SERVICE, INC.)
FORM 10-Q
QUARTERLY PERIOD ENDED DECEMBER31, 2009

Part I
Financial Information
Item 1.  Financial Statements

Vantone International Group, Inc. (f/k/a Senior Optician Services Inc.) and Subsidiaries
Condensed Consolidated Balance Sheets

	December 31, 2009	March 31, 2009
Assets	(Unaudited)	(Audited)
Current Assets
Cash and equivalents	$2,825,472	$1,441,411
Accounts receivable	407,956	886,539
Advanced to suppliers	103,610	10,037
Inventories	656,571	405,030
Advanced to stockholders/officers, net	2,367,885	371,354
Loan to related parties, net	-	148,092
Prepayments and other current assets	249,864	1,785,393
Deferred income tax assets-current	256,947	181,873
Total Current Assets	6,868,305	5,229,729

Property and Equipment - Net	3,109,434	3,190,850
Deferred Income Tax Assets-Noncurrent	958	691
Total Assets	9,978,697	8,421,270

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued expenses	578,995	155,138
Customer deposits	309,692	8,540
Taxes payable	389,599	85,038
Other current liabilities	229,103	13,448
Total Current Liabilities	1,507,389	262,164

Total Liabilities	1,507,389	262,164

Stockholders' Equity
Common stock - $0.001 par value, 100,000,000 shares
authorized, 29,901,000 shares issued and outstanding *	29,901	29,901
Additional paid-in capital	1,919,899	1,914,891
Reserve funds	720,716	630,710
Retained earnings	5,071,015	4,767,563
Accumulated other comprehensive income	657,650	651,018
Total Vantone International Group, Inc. Stockholders' Equity	8,399,181	7,994,083
Noncontrolling interest	72,127	165,023
Total Equity	8,471,308	8,159,106

Total Liabilities and Stockholders' Equity	$9,978,697	$8,421,270

*: As restated to show recapitalization.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Vantone International Group, Inc. (f/k/a Senior Optician Services Inc.) and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)

	For Fiscal Three Months Ended December 31,		For Fiscal Nine Months Ended December 31,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues
Products sold	$480,309	$71,816	$4,407,340	$1,619,318
Service rendered	24,087	47,873	270,119	173,645
Franchise joining fees	439	-	2,196	-
Total Revenues	504,835	119,689	4,679,655	1,792,963

Cost of Goods Sold
Products sold	298,420	20,348	2,641,347	348,685
Service rendered	20,303	47,159	264,048	104,594
Franchise joining fees	22	-	120	-
Total Cost of Good Sold	318,745	67,507	2,905,515	453,279

Gross Profit	186,090	52,182	1,774,140	1,339,684

Operating Expenses
Selling expenses	82,857	27,541	287,488	384,455
General and administrative expenses	286,442	284,836	951,339	816,850
Total Operating Expenses	369,299	312,377	1,238,827	1,201,305

(Loss) Income From Operations	(183,209)	(260,195)	535,313	138,379

Other Expenses
Interest income, net	1,492	4,296	4,932	11,603
Other income (expenses), net	106,501	(4,594)	107,462	(16,843)
Loss on inventories disposal	(4,253)	-	(10,478)	-
Loss on fixed assets disposal	(6,043)	(33,735)	(6,043)	(48,373)
Total Other Income (Expenses)	97,697	(34,033)	95,873	(53,613)

(Loss) Income Before Taxes	(85,512)	(294,228)	631,186	84,767
Provision for Income Taxes	12,508	(30,827)	252,375	103,492
(Loss) Income Before Noncontrolling Interest	(98,020)	(263,401)	378,811	(18,725)

Less: Net Loss attributable to the noncontrolling interest	(4,423)	(7,307)	(14,647)	(19,760)

Net (Loss) Income Attributable to Vantone International
Group, Inc.	$(93,597)	$(256,094)	$393,458	$1,035

Net (Loss) Income Per Common Share:
- Basic and Diluted	$(0.00)	$(0.01)	$0.01	$0.00

Weighted Common Shares Outstanding *
- Basic and Diluted	29,901,000	29,901,000	29,901,000	29,901,000

*: As restated to show recapitalization.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Vantone International Group, Inc. (f/k/a Senior Optician Services Inc.) and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	For Fiscal Nine Months Ended December 31,
	2009	2008
	(Unaudited)	(Unaudited)
Net Income Before Noncontrolling Interest	$378,811	$(18,725)
Other Comprehensive Income:
Foreign Currency Translation Income	6,632	165,996
Comprehensive Income	$385,443	$147,271

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Vantone International Group, Inc. (f/k/a Senior Optician Services Inc.) and Subsidiaries
Condensed Consolidated Statements of Stockholders' Equity (Loss) (Unaudited)
For Nine Months Ended December 31, 2009

	Vantone International Group, Inc. Stockholders' Equity
					Return
					Earnings	Other
	Common Stock		Additional Paid		(Accumulated	Comprehensive	Noncontrolling
	Shares	Amount	-in Capital	Reserve Fund	Deficit)	Income (Loss)	Interest	Total

Balance as of March 31, 2008	29,901,000	$29,901	$2,332,387	$569,325	$4,676,121	$462,403	$183,122	$8,253,259

Sold Two Subsidiaries to Related Interest Parties	-	-	(417,496)	-	-	-	-	(417,496)

Liyuan Reserve Fund Prior to April 24, 2008	-	-	-	3,004	-	-	-	3,004

Reserve Fund	-	-	-	58,381	(58,381)	-	-	-

Net Income	-	-	-	-	149,823	-	(18,099)	131,724

Foreign Currency Translation Gain	-	-	-	-	-	188,615	-	188,615

Balance as of March 31, 2009	29,901,000	$29,901	$1,914,891	$630,710	$4,767,563	$651,018	$165,023	$8,159,106

Purchase Stock from Minority Stockholders	-	-	5,008	-	-	-	(78,249)	(73,241)

Reserve Fund	-	-	-	90,006	(90,006)	-	-	-

Net Income	-	-	-	-	393,458	-	(14,647)	378,811

Foreign Currency Translation Gain	-	-	-	-	-	6,632	-	6,632

Balance as of December 31, 2009	29,901,000	$29,901	$1,919,899	$720,716	$5,071,015	$657,650	$72,127	$8,471,308

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Vantone International Group, Inc. (f/k/a Senior Optician Services Inc.) and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

	For Fiscal Nine Months Ended December 31,
	2009	2008
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities
Net Income	$393,458	$1,035
Adjustments to Reconcile Net Income to Net Cash
Provided by (Used in) Operating Activities
Depreciation	120,727	126,402
Net loss attributable to noncontrolling interest	(14,647)	(19,760)
Deferred income tax benefits	(80,062)	(80,164)
Loss on counting inventory	10,478	-
Loss on disposal of fixed assets	6,043	48,373
Changes in operating assets and liabilities:
Accounts receivable	478,978	(3,857)
Advanced to suppliers	(93,473)	-
Inventories	(261,384)	(142,293)
Prepayments and other current assets	231,562	(777,585)
Accounts payable and accrued expenses	423,297	(88,584)
Accounts payable - related parties	-	(133,995)
Customer deposit	300,852	(430,097)
Taxes payable	304,184	(76,564)
Other current liabilities	215,433	2,637
Net Cash Provided by (Used in) Operating Activities	2,035,446	(1,574,452)

Cash Flows From Investing Activities
Payment for goodwill	-	(41,824)
Payment for purchase of property and equipment	(42,309)	(170,560)
Proceeds from related parties return loan	760,983	944,950
Payment to related parties	(612,747)	(71,593)
Net Cash Provided by Investing Activities	105,927	660,973

Cash Flows From Financing Activities
Payment to acquired subsidiaries of variable interest entities	-	(414,478)
Payment for acquired noncontrolling interest	(73,241)	-
Proceeds from stockholders/officers return advances	137,057	1,322,662
Payment to stockholders/officers	(831,031)	(44,282)
Net Cash (Used in) Provided by Financing Activities	(767,215)	863,902

Net Increase (Decrease) in Cash and Equivalents	1,374,158	(49,577)
Effect of Exchange Rate Changes on Cash	9,903	231
Cash and Equivalents at Beginning of Period	1,441,411	2,332,659
Cash and Equivalents at End of Period	$2,825,472	$2,283,313

Supplemental Disclosures of Cash Flow Information:
Interest paid	$-	$-
Income taxes paid	$162,509	$253,657

Supplemental Schedule of Non-Cash Investing and Financing Activities:
Other receivable converted to stockholders/officers loan	$(1,304,208)	$-
Recorded deferred interest expenses for discount on loan to related parties	$(37,986)	$-

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

Vantone Yuan engages in the distribution and sale of daily commodities, consumer electronics, home appliances, health and beauty products and equipment.  It also engages in the import/export of various merchandise and technologies through a self-conducted trade model or agency arrangement.  In March and October 2008, Vantone Yuan established a branch office in Jilin Province and in Heilongjiang Province, respectively. Both offices engage in the distribution and sales of daily commodities, and are licensed by the Industry and Commercial Bureau of the PRC to operate until March 29, 2012.

During the periods covered by these financial statements, Vantone Yuan also operated through the following subsidiaries:

Kang Ping Vantone Trading Co., Ltd (“Kang Ping”) and Kang Ping Vantone Yuan Trading Co., Ltd., (“Kang Ping Vantone Yuan”) which were incorporated under the laws of LiaoNing Province in the PRC on March 20, 2008 and December 23, 2008, respectively. Vantone Yuan owned 100% of the registered capital of both subsidiaries.  They each engaged in the distribution and sales of daily commodities, consumer electronics, home appliances, and also engaged in the import/export of various merchandise and technologies through a self-conducted trade model or agency arrangement in Kangping County of Shenyang District. Kang Ping Vantone Yuan filed a cancelation of registration of incorporation with KangPing County Industrial and Commercial Bureau in July 2009, effective on October 29, 2009.

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
The Company’s fiscal year ends on March 31. The accompanying condensed consolidated financial statements of operations and cash flows included activities for the nine months ended December 31, 2009 and 2008, respectively.

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

The following rates are used in translating the RMB to the U.S. Dollar presentation disclosed in these condensed consolidated financial statements for the nine months ended December 31, 2009 and 2008, respectively.

		For Fiscal Nine Months Ended December 31,
		2009		2008
Assets and liabilities	period ended rate of RMB	¥ 6.8270	/per USD	¥ 6.8225	/per USD

Revenue and expenses	average rate of RMB	¥ 6.8294	/per USD	¥ 6.8779	/per USD

c.	Revenue Recognition
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

5.	Inventories

Inventories as of December 31, 2009 and March 31, 2009 consisted of the following:

	December 31, 2009	March 31, 2009
	(Unaudited)	(Audited)
Raw materials	$47,926	$17,071
Finished goods	608,645	361,282
Other items	-	26,677
Total	$656,571	$405,030

6.	Advanced to Stockholders/ Officers, Net

Amounts advanced to stockholders/officers are unsecured, non-interest bearing, and have no set repayment date. As of December 31 and March 31, 2009, the total net amounts of advanced to the stockholders/officers were $2,367,885 and $371,354 respectively. This represented the net amounts lent by the Company to stockholders/officers. All advances to Mr. Honggang Yu occurred before May 14, 2009, the “Share Exchange” date.

	December 31, 2009	March 31, 2009
	(Unaudited)	(Audited)
Mr. Honggang Yu	$2,367,885	$367,549
Ms.Hongfen Cao	-	3,805
Total	$2,367,885	$371,354

7.	Loan to Related Parties, Net

Kangping Wanxin Materials Recycling Co. (“Kangping Wanxin”) was incorporated under the laws of Kang Ping County LiaoNing Province in the PRC on July 1, 2009. A family member of the chief executive  officer of the Company owns 100% of Kangping Wanxin. In order to support Kangping Wanxin’s operations, the Company had a loan agreement with Kangping Wanxin on July 22, 2009, and agreed to loan RMB 4,001,065 to Kangping Wanxin for one year starting from July 22, 2009. This loan does not bear interest and is unsecured. Kangping Wanxin fully paid back this loan amount to the Company in December 2009.

The chief executive officer of the Company and his spouse owned 100% of Jilin Qunfeng Insurance Agent Co., Ltd. (“Qunfeng”). In order to support Qunfeng’s operations, the Company advanced funds to Qunfeng in the amount of $82,832 (equivalent to RMB 565,800) from October 2008 to January 2009. Qunfeng paid off all prior advances on July 24, 2009. However, before end of July 2009, the Company advanced $2,864 (equivalent to RMB19,550) to Qunfeng. This advance also was fully paid off in December 2009.

The chief executive officer  of the Company and his spouse also owned 100% of Heilongjiang Dian Insurance Agent Co., Ltd. (“DiAn”). From time to time DiAn and the Company had loaned funds to each other in order to support operations. In December 2009, DiAn paid off all the balance due to the Company. However, DiAn had a balance due to the Company in the amount of 64,726 (equivalent to RMB 442,315) as of March 31, 2009.

Loans from the Company to these related parties may be prohibited by Sarbanes-Oxley Act of 2002 (SOX), if they are made to companies owned by the family members of the Company’s Chief Executive Officer and board member.

Net amount of loan to related parties, net as of December 31 and March 31, 2009, consisted of the following:

	December 31, 2009	March 31, 2009
	(Unaudited)	(Audited)
Jilin Qunfeng Insurance Agent Co., Ltd	$-	$83,366
Heilongjiang Dian Insurance Agent Co., Ltd	-	64,726
Total Loan to Related Parties, Net	$-	$148,092

8.	Property and Equipment - Net

Property and equipment, less accumulated depreciation, consisted of the following:

	Estimated	December 31, 2009	March 31, 2009
	Life	(Unaudited)	(Audited)
Buildings	20	$3,166,993	$3,163,931
Vehicles	3-5	178,168	177,995
Equipments and office furniture	5	72,366	62,579
Software	3	42,651	20,264
Subtotal		3,460,178	3,424,769
Less: Accumulated depreciation		350,744	233,919
Total		$3,109,434	$3,190,850

Depreciation expenses charged to operations were $120,727 and $126,402 for the nine months ended December 31, 2009 and 2008, respectively.

9.	Taxation

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

On July 30, 2009, Kang Ping Vantone Yuan was approved for cancellation of national tax registration by Liaoning Kangping National Tax Bureau.  It was approved for cancellation of local tax registration by Snenyang City Kangping District Local Tax Bureau on September 7, 2009. It was approved for cancellation of registration of incorporation by KangPing County Industrial and Commerical Bureau on October 29, 2009.

On August 7, 2009, Liyuan was approved for cancellation of national tax registration by Shenyang Heping National Tax Bureau. It was approved for cancellation of local tax registration by Shenyang City Local Tax Bureau on August 26, 2009. It was approved for cancellation of registration of incorporation by Shenyang City Industrial and Commerical Bureau on October 23, 2009.

On August 14, 2009, Vantone Yuan Jilin office has been approved for cancellation of national tax registration by Changchun City, South Gate District National Tax Bureau while it had been approved for cancellation of local tax registration by Changchun City, South Gate District Local Tax Bureau on October 20, 2009.

On September 24, 2009, Vantone Yuan Heilongjiang office has been approved for cancellation of national tax registration by Harbin City, Xiangfang District National Tax Bureau while it had been approved for cancellation of local tax registration by Harbin City, Xiangfang District Local Tax Bureau on December 15, 2009.

The deferred tax assets, current and noncurrent, in the accompanying balance sheet were $257,905 and $182,564 as of December 31 and March 31, 2009, respectively. There were no deferred tax liabilities and valuation allowance as of December 31 and March 31, 2009. The deferred tax assets primary results from tax credit carry forwards.

The components of income tax benefits related to continuing operations were as follows:

		For Fiscal Nine Months Ended December 31,
		2009	2008
		Unaudited	Unaudited
Current		$332,437	$183,656
Deferred income tax benefits		(80,062)	(80,164)
	Total	$252,375	$103,492

b.           Value Added Tax (“VAT”)
Vantone Manufacturing and Vantone Yuan’s subsidiaries are subject to VAT on merchandise sales in PRC. Since Vantone Manufacturing engages in the manufacture and processing business, a small scale VAT rate of 6% was applicable before January 1, 2009. For Vantone Yuan’s subsidiaries whichever engage in distribution and sales of daily commodities, a small scale VAT rate of 4% was applicable prior to January 1, 2009 According to China VAT regulations, commencing from January 1, 2009, all small scale VAT rates have been changed to 3%. On July 1, 2009, Vantone Manufacturing becomes a general taxpayer and the tax rate was changed from 3% to 17%.

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

d.           Taxes Payable
As of December 31, and March 31, 2009, tax payable consisted of the following:

	December 31, 2009	March 31, 2009
	(Unaudited)	(Audited)
Value-added tax	$21,705	$18,711
Corporate income tax provision	359,922	52,313
Business tax	550	6,577
Individual income tax withholdings	(5)	2,276
City construction, education, and other taxes	7,427	5,161
Total	$389,599	$85,038

10.	Operating Lease Commitments

The Company leases certain office spaces under operating lease agreements. The rental expenses under operating leases were $17,678 and $19,957 for the nine months ended December 31, 2009 and 2008, respectively. The following is a schedule of future minimum rental payments required under operating leases that had initial or remaining non-cancelable lease terms beyond December 31, 2009.

For Fiscal Nine Months Ending December 31,	Amount
2010	$39,256
2011	34,512
2012	32,089
Total minimum rental payments required	$105,857

11.	Stockholder’s Equity

a.	Common Stock
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
The additional paid-in capital represents the excess of the aggregate fair value of the capital contributed over the par value of the stock issued. There was $1,919,899 and $1,914,891 additional paid-in capital as of December 31, and March 31, 2009, respectively

c.           Dividends and Reserves
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

The Company established and segregated in retained earnings an aggregate amount of $720,716 and $630,710 for the Statutory Surplus Reserve as of December 31, and March 31, 2009, respectively.

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

The Company engages in two types of business activities: sales of daily commodities, consumer electronics, and home appliances, and insurance agency service. The chief operating decision makers evaluate performance, make operating decisions, and allocate resources based on the separated type of business financial data. Gross profit, operating income, income from operations, and income taxes are allocated to specific business activities within the organization. In accordance with ASC 280 “Disclosures about Segments of an Enterprise and Related Information” the Company is considered to have two reportable segments. The Company is required to disclose certain information about profit or loss, total assets and liabilities, geographic areas, regulatory environments, major customers, and long-lived assets. Following is a summary of segment information for the nine months ended December 31, 2009 and 2008:

	For Fical Nine Months Ended December 31, 2009
	Products Sold	Insurance
	and Related Service	Agency Service	Total

Total assets	$9,186,265	$792,432	$9,978,697
Total long - lived assets, net	$2,594,722	$515,670	$3,110,392
Total liabilities	$1,369,625	$137,764	$1,507,389

Total revenue	$4,409,536	$270,119	$4,679,655
Income (loss) from operations	$674,891	$(139,578)	$535,313
Depreciation expenses	$97,266	$23,461	$120,727
Interest revenue	$11,959	$470	$12,429
Interest expenses	$7,497	$-	$7,497
Minority interest	$-	$(14,647)	$(14,647)
Income tax expenses (benefits)	$286,905	$(34,530)	$252,375

	For Fiscal Nine Months Ended December 31, 2008
	Products Sold	Insurance
	and Related Service	Agency Service	Total

Total assets	$7,155,544	$894,540	$8,050,083
Total long - lived assets, net	$2,689,857	$637,635	$3,327,492
Total liabilities	$77,748	$49,049	$126,797

Total revenue	$1,683,282	$109,681	$1,792,963
Income (loss) from operations	$312,122	$(173,743)	$138,379
Depreciation expenses	$101,432	$24,970	$126,402
Interest revenue	$10,830	$773	$11,603
Minority interest	$-	$(19,760)	$(19,760)
Income tax expenses (benefits)	$148,920	$(45,428)	$103,492

14.	Geographical Risks

Substantially all of the Company's operations are carried out in the PRC. Accordingly, the Company's business is subject to considerations and risks atypical to those in the United States, including changes in the political, economic, social, legal, and tax environments in PRC, as well as changes in inflation and interest rates. Changes in laws and regulations concerning PRC’s purchases and sales of daily commodities, consumer electronics, home appliances, and insurance agency business could significantly affect the Company’s future operating results and financial position.

15.	Concentration of Business

a.           Major Customers

The following summarizes products sold to major customers (each 10% or more of total products sold):

	Sold to Major	Number of	Percentage of
For Fiscal Nine Months Ended December 31,	Customers	Customers	Total Products Sold
2009	$ 1,167,982	2	26.50%
2008	$ 181,214	1	11.19%

The following summarizes insurance agency service fees received from major insurance company (each 10% or more of total insurance agency service fees received):

	Revenue from	Number of	Percentage of
For Fiscal Nine Months Ended December 31,	Major Insurance Co.	Insurance Co.	Total Service Rendered
2009	$ 234,648	1	86.87%
2008	$ 140,883	2	81.13%

b.           Major Suppliers

The following summarizes raw materials and products purchased from major suppliers (each 10% or more of total raw material and products purchased):

	Purchased from	Number of	Percentage of
For Fiscal Nine Months Ended December 31,	Major Suppliers	Suppliers	Total Purchased
2009	$ 1,203,502	3	41.92%
2008	$ 136,743	3	94.77%

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

Our revenues during the nine months ended December 31, 2009 arose from our two business segments: distribution of consumer products and marketing of insurance policies. Our revenues from the sale of our consumer products during the first three quarters of fiscal 2010 totaled $4,407,340, or 94% of our revenues for the period. The revenue from our insurance agency services was $270,119, or 6% of our revenues for the nine months ended December 31, 2009.  Our total revenue for the first three quarters of fiscal 2010 was $4,679,655, an increase of 161% from our revenue during nine months ended December 31, 2008.

Revenue in the third quarter of fiscal 2010 totaled only $504,835, although this was an improvement over the third quarter of fiscal 2009, when we realized only $119,689 in revenue. During the third quarter of fiscal 2010, due to adverse market condition for home renovation and decoration in Northeast Provinces of China, the demand for customer electronics, home appliances, and custom made water purification systems declined. Accordingly, our third quarter results are lower than other quarters of fiscal 2010.

Our cost of goods sold in the nine months ended December 31, 2008 was abnormally low.  This occurred because we were transforming our business model in that earlier quarter, and liquidated inventory that had already been paid for.  During the nine months ended December 31, 2009 our overall cost of goods sold was 62% of total revenue.  Since we have only recently initiated our new selling program, it is not possible to predict whether the margins realized in the recent quarters will be sustained in the future.

Since our overhead has not changed significantly since 2007, our selling, general and administrative expenses remained relatively stable from period to period – operating expenses in the nine months ended December 31, 2009 were $37,522 more than operating expenses in the nine months ended December 31, 2008. This increase primary due to the additional administration cost occurred for initially forming an office in California USA during the three months ended December 31, 2009. We expect that our selling, general and administrative expenses will increase in proportion to the revitalization in our business activity in the coming periods.  In addition, since our operating company was acquired by a U.S. public shell company in May 2009, we will now bear the ongoing expenses attributable to being a U.S. public, reporting company.

Due to the low level of revenue in the quarter ended December 31, 2009, we realized a loss from operations of $183,209, slightly better than the loss from operations of $260,195 that we reported for the three months ended December 31, 2008. The loss was partially offset, however, by a net “other income” of $106,501.  This income was primarily attributable to a RMB750,000 (equivalent to $109,819) government grant from the Commission of Finance of the Liaoning Province of China to subsidize the expenses that the Company incurred when acquiring overseas high-tech enterprises..  As a result, our net loss for the quarter was reduced to $93,597.

Due to the low level of cost of goods sold in the nine months ended December 31, 2008, our net income for the nine months ended December 31, 2009 exceeded net income in the nine months ended December 31, 2008 by only $392,423, despite the 161% increase in revenue.  For the nine months ended December 30, 2009, our net income represented $.01 per share, compared to $.00 per share during the nine months ended December 31, 2008.

Our business operates primarily in Chinese Renminbi (“RMB”), but we report our results in our SEC filings in U.S. Dollars.  The conversion of our accounts from RMB to Dollars will result in translation adjustments.  While our net income will be added to the retained earnings on our balance sheet; the translation adjustments will be added to a line item on our balance sheet labelled “accumulated other comprehensive income,” since they will be more reflective of changes in the relative values of U.S. and Chinese currencies than of the success of our business.  During the nine months ended on December 31, 2009, the effect of converting our financial results to Dollars was to add $6,632 to our accumulated other comprehensive income.  In the comparable quarter of the prior year, when the exchange rate had been much more volatile, $165,996 was added to our accumulated other comprehensive income.

Liquidity and Capital Resources

After our shareholders made the initial contribution of our registered capital, the growth of our business has been funded, primarily, by the revenues resulted from our business operations. As a result, at December 31, 2009, we had no long term debts.

Our working capital at December 31, 2009 totaled $5,360,916, an increase of $393,351 from our $4,967,565 in working capital as of March 31, 2009. The increase was approximately equal to our net income.  Our cash flow from operations substantially exceeded net income, however, as operations in the nine months ended December 31, 2009 produced $2,035,446 in cash.  The excess over net income was primarily the result of our collection of accounts receivable, an increase in our several categories of payables, as well as $300,852 in customer deposits received during the nine months.  These customer deposits will be liquidated as revenue in future periods as the customers (i.e. our sales agents) take delivery of products.

Our business plans contemplates that we will expand our current sales agent and service system, and establish an E-commerce platform to distribute the daily commodities, consumer electronics, home appliances, and insurance products. The goal is to expand to 1,000 the number of stores carrying the Vantone brand within the next two years, and that we will develop 20 regional sales agents across China. Implementation of this plan will require significant funds.  The funds are needed in order to:

●	Implement our direct marketing program, including development of internet commerce, calling center and an online presence;

●	Acquire 10 insurance agencies to expand our insurance agency business;

●	Establish stores throughout China; and

●	Implement an advertising and marketing program adequate to assure us of substantial market presence.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

We have not sold any equity securities during the quarter ended December 31, 2009 that were not previously disclosed in a current report on Form 8-K that was filed during that period.

Item 6.    Exhibits

31	Rule 13a-14(a) Certification – CEO and CFO

32	Rule 13a-14(b) Certifications – CEO and CFO

SIGNATURES

Pursuant to the  requirements  of the Securities  Exchange Act of 1934, the Registrant  has duly  caused  this  Report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

VANTONE INTERNATIONAL GROUP, INC.

Date: February 15, 2010	By: /s/ Honggang Yu
Honggang Yu, Chief Executive Officer and
Chief Financial Officer