Form 10-K
period 2010-03-31
VANTONE INTERNATIONAL GROUP, INC.
filed 2010-07-14
CIK 1101423

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

( X )	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE FISCAL YEAR ENDED MARCH 31, 2010

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _________ to __________

Commission File Number 0-28683

VANTONE INTERNATIONAL GROUP, INC.
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

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  √     No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained,  to the best of registrant's  knowledge,  in definitive proxy or information  statements incorporated  by reference  in Part III of this Form 10-K or any  amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer      Accelerated filer     Non-accelerated filer     Small reporting company  X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No √

As of September 30, 2009 the aggregate market value of the common stock held by non-affiliates was approximately $6,016,170, based upon the closing sale price on September 30, 2009 of $.35 per share.

As of July 12, 2010, there were 30,001,000 shares of common stock outstanding.

Documents incorporated by reference: NONE

PART I

FORWARD-LOOKING STATEMENTS: NO ASSURANCES INTENDED

In addition to historical information, this Annual Report contains forward-looking statements, which are generally identifiable by use of the words “believes,” “expects,” “intends,” “anticipates,” “plans to,” “estimates,” “projects,” or similar expressions. These forward-looking statements represent Management’s belief as to the future of Vantone International Group, Inc. (f/k/a Senior Optician Services Inc.) and Subsidiaries.  Whether those beliefs become reality will depend on many factors that are not under Management’s control.  Many risks and uncertainties exist that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled “Risk Factors.” Readers are cautioned not to place undue reliance on these forward-looking statements. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements.

ITEM 1.               BUSINESS

Vantone International Group, Inc. (f/k/a Senior Optician Services Inc.) and Subsidiaries (the “Company” or “Vantone International”) was organized in Minnesota in 1966, then reorganized as a Nevada corporation in 2007.The Company did not have any significant business operations between 1973 and May 14, 2009.  During that period, the Company was a shell company until it acquired all of the outstanding capital stock of Vantone USA Inc. (formerly: Vantone International Group Inc.) (“Vantone USA”) on May 14, 2009.

Vantone International, through its wholly-owned subsidiary, Vantone USA, owns 100% of the registered capital of Shenyang Vantone Healthcare Products Manufacturing Co., Ltd. (“Vantone Manufacturing”), a corporation organized in January 2007 under the laws of the People’s Republic of China (the “PRC”).  Vantone Manufacturing is engaged in the manufacture and distribution of health and beauty products, water purifying equipment, and kitchen equipment.

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

Vantone Yuan is a distribution company that was founded in April 2007 under the laws of the People’s Republic of China with registered capital of 20 million RMB (US$2,930,017).  Vantone Yuan’s executive offices and manufacturing facility are located in the City of Shenyang in Liaoning Province, in northeastern China. Vantone Yuan engages in the distribution of approximately70 different products through an online ecommerce platform.

Vantone Yuan carries out most of its distribution business through the operations of wholly-owned subsidiaries organized under the laws of the PRC: Kang Ping Vantone Trading Co., Ltd., Kang Ping Vantone Yuan Trading Co., Ltd. and Shenyang Vantone Liyuan Trading Co., Ltd.  Vantone Yuan carries out its insurance business through a subsidiary in which it holds a 88% interest:  Liaoning Vantone Insurance Agent Co., Ltd. (“Vantone Insurance”).

Marketing Network

During the past three years, Vantone Yuan and its subsidiaries have developed a sales network across China.  Initially Vantone Yuan established a chain of more than 400 franchise stores across the China, as well as branch offices in Jilin and Heilongjiang Provinces. Since April 2008 Vantone Yuan has been gradually eliminating the low performing franchise stores and converting the remainder to dedicated sales agencies.  Through the sales network, the Company has distributed a variety of approximately 70 different products, ranging from daily commodities such as vitamins, water filters, bamboo fiber product, and jade mattresses with regulated temperature to appliance, kitchenware and insurance products.  Commencing in April 2010, however, Vantone Yuan and its subsidiaries terminated their entire sales network, and have converted the agency business model to E-commerce transactions through their proprietary website.

Vantone Yuan and its subsidiaries offer products directly to consumers through the Company’s website. On the website, customers can search and purchase all the products sold under Vantone’s trademark. In addition, Vantone Yuan’s subsidiaries offer insurance products through the website.  The insurance products are sold by licensed insurance agents that are associated with Vantone as “VIP Members.”  The VIP members assist their clients to contract for insurance services through the Company’s website. Being a new and fast distribution channel, E-commerce is expected to attract more customers to purchase and new suppliers to provide new products and services under Vantone’s logo.

Product Lines

Currently the Company engages in two segments of business activities: distribution of products (daily commodity, health and beauty products, and appliances) and insurance agency services.

Through its three wholly-owned subsidiaries, Kang Ping, Kang Ping Vantone Yuan, and Liyuan, the Company is engaged in the distribution of a wide variety of products, some of which it manufactures and some of which are manufactured for Vantone Yuan and carry its private label.  The products distributed by Vantone Yuan include the following categories.

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

Dow Corning’s high molecular weight silicone elastomers were used to develop Mengxishi high-tech skin care products, a leading edge anti-aging cosmetics technology. The innovative formula improves the skin’s appearance to achieve a smoother, more youthful looking skin, with prolonged use enhancing the effect. The products also aid in dermal hydration, providing skin with balance to stay soft and smooth. There are five products in this product family: Soft Bio-peptide refinisher, Soft Bio-peptide lotion, Soft Bio-peptide emulsion, Soft Bio-peptide cream, Soft Bio-peptide eye cream.

•	Conventional Skin Care Product Family:

Mengxishi also has a conventional skin care product family, including face cream, skin balancing cleanser, skin whitening cleanser, dry skin cleanser, skin balancing lotion, skin balancing gel, skin whitening cream, moisture cream, sun protection cream, skin balancing mask, skin whitening mask, skin moisture mask, skin emulsion, hand cream, nutrition eye cream, revitalizing cream. Compared to the high-tech skin care products, conventional skin care products are less expensive and thus affordable to the ordinary family.

Both series of Mengxishi skin care products were the result of research by PLA General Hospital, a well-known hospital in China. Vantone Yuan sponsored the research, as a result of which our CEO, Honggang Yu, owns the trademark for and formula for Mengxishi.

In June 2007, we entered into a production-distribution contract with the Beijing Daily-Commodity Manufacturing Company.  According to the contract, Beijing Daily-Commodity Manufacturing Company is responsible for the production of Mengxishi products according to the product list, amount, and package standards Vantone Yuan requires.  Vantone Yuan is responsible for the distribution of the products. Vantone Yuan is also responsible for all product returns as no returns to the factory are permitted according to the contract.

Nutritious Food Products.   Chinese herbalism is a 4,000 year old tradition. It is integral to Chinese culture and society as a concept of improving health in a natural way, incorporating dietary therapy as an effective way to prevent and treat diseases. Based on the theory of Chinese traditional medicine, the intake of food and natural ingredients are intricately connected to our health and well-being. Abstracts from natural herbs and foods can enhance the human immune system and improve the function of organs, thus creating beneficial medical effects. Because of this traditional notion, traditional Chinese medicine made of natural herbs and dietary food is very popular in China for the prevention and treatment of diseases. The five food products the Company distributes are central to these types of traditional Chinese practices, including:

1)
Kang Xin Tai Liquid.  Liquid extracts of herbal ingredients, Danshen and Dilong. The liquid is intended to clean the thrombus, provide nutrition to the nervous system, decrease blood viscosity and the level of cholesterol, improve the function of liver and cardiovascular system, and prevent apoplexy. The liquid is also believed to help prevent the complications of diabetes such as hyperglycaemia.

2)
Pan Tea Pellet, tea extracts. This product contains tea polyphenols, flavonoids, zinc, potassium, calcium, multiple amino acids, and polysaccharides. The active ingredient, polyphenols, as one type of antioxidant, may help prevent blood clotting and lower cholesterol levels, and thus reduce the risk of gastric, esophageal and skin cancers. It can also help improve vitality, immunity, natural health and longevity, and protect kidney and spleen. Currently this series has 7 different products in the market.

3)
Changbao Huiyuan Liquid. Made of Chinese medicinal ingredients — including aweto and organic herbs together with traditional Chinese white wine -- it can be used to improve the function of both male and female sexual hormones, prevent fatigue and aging, and improve memory system and metabolism. The liquid contains complex zinc, amino acids and other trace elements.

4)
 Xibao Tablet (Tablet with Selenium). Selenium plays an important role in the body's enzyme function, and may help to stimulate the production of antibodies (disease-fighting organisms) after vaccination. Selenium also aids in male fertility. Selenium is also considered an antioxidant, and it may work with other antioxidants such as vitamins C and E to protect the body's cells against free radicals, which can help inhibit cancerous cells and prevent heart disease.

5)
Vantone Longevity Salt. As a substitute for sodium in ordinary salt, the potassium contained in our product can not only avoid the harm resulting from sodium, but can also help improve kidney function. It also plays a key role in cardiac, skeletal, and smooth muscle contraction, making it an important nutrient for normal heart, digestive, and muscular function.

Bamboo Fiber and Yarn Product Family.  The Bamboo Fiber and Yarn Product Family consist of 13 products produced by a Chinese company located in Shenzhen. All the products are made of bamboo fiber and yarn. Bamboo grows widely throughout China and is easy to obtain. Bamboo is a renewable resource. It can be harvested without killing the plant, and it only takes a few months before the plant is ready to be harvested again. That makes it an environmentally friendly choice. Bamboo yarn is strong, flexible, and can be softer than silk when spun into yarn. The Bamboo Fiber and Yarn Product Family include quilts, towels, underwear, pajamas, mats, etc.

Household Appliances. In 2009, the Chinese government established a 2 billion RMB stimulus package, consisting of subsidies to assist low income families in purchasing new electronics and home appliances, in order to stimulate the economy.  Because our selling network and distribution team enabled us to quickly take advantage of this market opportunity, a number of famous Chinese brand name manufacturers (Haier, Lenovo, etc) cooperated with us to form strategic partnerships. In order to rapidly enter into the home appliance market and enhance the Company's core competitiveness, we introduced into our stores the producers’ unlisted products or new products which had just appeared on the market.   The household appliances that we distribute consist of televisions, air conditioners, refrigerators, cellular phones, cooking appliances, etc.  The manufacturers are responsible for advertising and promotion and they provide after-sale service. The distribution of the appliances is our responsibility.  So we trained our sales agents and service team to adapt them to the household appliance distribution model. In the second half of the fiscal year the distribution of household appliances made a significant contribution to our revenues.  Now, that we have terminated our sales agent network, we sell the appliances through our ecommerce platform.

Jade Mattresses with regulated temperature. The surface of these mattresses is a compound of ground jade and other natural material.  The compound is attractive and durable. In addition, the jade functions as a conductor for the infrared heater located within the mattress.  The heater can be initiated to warm the mattress during the winter.   The temperature can be controlled and will rise in a few minutes.  It will remain warm for a long time. In summer, the jade will become cool, allowing the sleeper to feel comfortable and relaxed.  In addition, since jade is a scarce resource, customers are attracted to the collection value of the mattresses.

Insurance Agency Services

The insurance industry in China is nascent, but growing rapidly.  From 2006 to 2007 the market for insurance in China more than doubled in size. As of March 31, 2010, there are approximately 2,600 and 2.93 million professional insurance agencies and agents in China, respectively.  Although the current global recession is a limiting factor, we believe that the market will continue to grow at a significant pace.  China’s government encourages the development of the insurance industry to satisfy the need for insurance products in China. With a better understand of the benefits of life and property insurance, Chinese citizens are more willing to spend money on insurance products.

In China, a license is required to become an insurance agency. The China Insurance Regulatory Commission (“CIRC”) is the regulatory authority that is responsible for the issuance of this license. On December 9, 2003, the CIRC granted Vantone Insurance a license to act as agent in the distribution of all types of insurance product and perform other insurance related services. The license expires on December 9, 2010, but we expect to be able to renew.

Vantone Insurance primarily represents the insurance products of New China Life Insurance Co., Ltd (“New China”) and Ping An Insurance Corporation in Shenyang in the fiscal year ended March 31, 2009.  The Company expanded its involvement in the insurance market and developed relationships with two additional insurance companies in China: Zhong Yi Insurance Company (“Zhong Yi”) and Heng’an Life Insurance Co., Ltd. The major insurance service income was from Zhong Yi and New China. Meanwhile, the Company is also working with its underwriters to develop new insurance products based on feedback from the market. We anticipate a growing business income in this area in the coming years.

Our Suppliers

Most of the products sold by Vantone Yuan and its subsidiaries are manufactured for Vantone Yuan on a “private label” basis by independent factories.  Among our principal suppliers are:

	Bamboo Fiber and Yarn Products:	Shenzhen BaiGu Good Product Co., Ltd.
	Jade Mattresses Products	XiuYan Manchu Autonomous County Boda Jade Implement Manufactory
	Haier PC	Shenyang Dinghao Technology Development Co., Ltd
	Changhong Commodities	Sichuan Changhong ShenYang Sales Branch
	Lenovo Notebook computer	ShenYang DingHao Technology Development Co., Ltd and ShenYang Helizhisheng Technology Development Co., Ltd

Intellectual Property

Our subsidiary, Vantone Manufacturing, owns the trade mark of Seaside Naturals. The trademark registration number in China is ZC7158721SL.

Competition

Currently Vantone’s primary Chinese competitor is a large chain store named “GOME Group,” which is engaged in the distribution of household electric products in China. It has chain stores in Beijing, Shanghai, Guangzhou and other cities in China. The company’s operating model is flexible and efficient, as the purchase and delivery of products is concentrated in a central office.  “Suning” and”Yongle”are two other substantial companies in China that compete with us in the distribution of household electric appliances in China.  Although our competitors have strong financial advantages and entered into the household electric products market earlier than we did, we have two competitive advantages. First, some of the key products that we distribute are unique, at the high-end of the market, and exclusively distributed by us. Second, we have an efficient management team, a group of experts and professionals VIP members who are able to identify the most advanced new products in the industry, have professional sales skills, and have a lot of potential client bases

Currently the largest bamboo products company in China is “Olinya,” which is engaged in the manufacture and distribution of bamboo fiber products in China. Olinya first entered into the Chinese bamboo fiber products market in 2006. By the end of 2009, it developed approximate 1000 branded stores throughout China.   It has a manufacturing and research center in Changsha to produce bamboo fiber products. In 2006, the total revenue for Olinya in China was RMB 200 million (approx. $30 million).  “Dream Fox” and “Shanglinya” are two other companies that control a significant portion of the market for bamboo fiber products in China.

The jade mattress industry is primarily located in the Xiuyan District of Liaoning Province in China.  Both the manufacturers and distributors are mainly medium-sized and small enterprises, due to the specialty nature (scarce, high-end) of the jade product.  So there are no competitors that have achieved economy of scale or a brand name known throughout China.  However, jade mattress products are becoming more and more popular among the Chinese population.  So we expect the market to become more competitive.

Employees

Vantone’s business is organized into six operational departments:  administration, marketing, human resources, business data management, financial data management, and production operations. There are currently 43 full-time employees, including 15 in administration, 4 in marketing, 5 in the human resource department, 6 in the business data management center, 9 in the financial data management center, and 4 in production operations.

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

During the past fiscal year we began to implement significant changes in our business plan.  Initially we began to transition from a franchise marketing model to an agency model.  Then in February 2009 we added to our product offerings higher priced electronic products.  Both of these changes have resulted in disruptions in our financial results. In 2010 we cancelled our entire sales network and devoted our business to an ecommerce platform.  These changes have placed, and will continue to place, significant demands on our management, and on our operational and financial infrastructure. If we do not effectively manage these transitions, the quality of our products and services will suffer, which would negatively affect our operating results. In addition, if the necessary funding can be obtained, we will be able to improve our operational, financial and management controls and our reporting systems and procedures. The complexity of this undertaking means that we are likely to face many challenges, some of which are not foreseeable. Problems may occur with our business relationship with the suppliers, and with our ability to sell our products to our customers. If we are not able to obtain the necessary funding and operate efficiently, our business plan may fall short of its goals, and our ability to manage our growth could be hurt.

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

Changes in wholesale prices for our distributed products could significantly affect Vantone’s business. Since the cost of the distributed materials constitute a substantial part of our product price, increase in the cost will decrease our profit margin.  We also rely on several major suppliers to provide such products to distribute. Failure to maintain business relationship with these major suppliers may make the distributed products inaccessible, and thus hurt our operating results.

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

As a public company, we are required to comply with rules and regulations of the SEC, including expanded disclosure, accelerated reporting requirements and more complex accounting rules.  This will continue to require additional expenditures of cash and management resources. We will need to continue to implement additional finance and accounting systems, procedures and controls as we grow to satisfy these reporting requirements. In addition, we may need to hire additional legal and accounting staff with appropriate experience and technical knowledge, and we cannot assure you that if additional staffing is necessary that we will be able to do so in a timely fashion. If we are unable to complete the required annual assessment as to the adequacy of our internal reporting or if our independent registered public accounting firm is unable to provide us with an unqualified report as to the effectiveness of our internal controls over financial reporting in the future, we could incur significant costs to become compliant.

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

ITEM 1B.            UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.               DESCRIPTION OF PROPERTY

Our executive offices and production facilities are located No.195 Zhongshan Road, Heping District, Shenyang, China. We own the 16th, 17th and 18th floors of the building.  As is the rule in China, however, the land on which our facility is located is leased from the government for a term of 50 years.  Our land lease expiration date is August 23, 2046, and we will be able to extend the land lease term after paying certain amounts of property taxes upon expiration. The land use right was issued to Vantone by the City of Shenyang.

During the past two years we also leased certain office space in Harbin, Jilin, and Kangping Districts, and one warehouse in Kangping District under an operating lease. The rent fees for our leased properties under operating lease were $18,227 and $30,723 for the years ended March 31, 2010 and 2009, respectively. As our leases in Harbin and Jilin have been cancelled, in the next few years our rental costs may continue to decrease. We will be able to renew the other leases when they expire.

 ITEM 3.              LEGAL PROCEEDINGS

None.

ITEM 4.               RESERVED

PART II

ITEM 5.               MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) Market Information

Our common stock is listed for quotation on the OTC Bulletin Board system under the symbol “VNTI.”  The following table sets forth for the respective periods indicated the high and low bid prices for the common stock, as reported by the OTC Bulletin Board.  Such prices are based on inter-dealer bid and asked prices, without markup, markdown, commissions, or adjustments and may not represent actual transactions.

Bid
Quarter Ending	High	Low
June 30, 2008	$ .65	$ .15
September 30, 2008	$ .30	$ .15
December 31, 2008	$ .15	$ .11
March 31, 2009	$ .14	$ .09

June 30, 2009	$ .25	$ .10
September 30, 2009	$ .35	$ .12
December 31, 2009	$ .35	$ .13
March 31, 2010	$ .21	$ .16

(b) Shareholders

There are 332 shareholders of record on our shareholder list.

(c)  Dividends

Since the Company’s incorporation, no dividends have been paid on our Common Stock. We intend to retain any earnings for use in our business activities, so it is not expected that any dividends on our common stock will be declared and paid in the foreseeable future.

(d)  Securities Authorized for Issuance Under Equity Compensation Plans

The information set forth in the table below regarding equity compensation plans (which include individual compensation arrangements) was determined as of March 31, 2010

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

(e)  Sale of Unregistered Securities

Vantone International did not effect any unregistered sales of equity securities during the 4th quarter ended March 31, 2010.

 (f) Repurchase of Equity Securities

Vantone International did not repurchase any of its equity securities that were registered under Section 12 of the Securities Act during the 4th quarter ended March 31, 2010.

ITEM 6.               SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.               MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

Result of Operations

Vantone Yuan commenced its operations in 2007, and grew to achieve a significant position in the Chinese market for health and beauty aids.  During the year ended March 31, 2008, the combined revenues of Vantone Manufacturing and Vantone Yuan totalled $8,820,089.   During the fiscal year ended March 31, 2009, however, we implemented a major adjustment of our sales model and business development strategy. Our goal is to take advantage of the distribution network that we have developed for health and beauty products to enter the rapidly growing Chinese market for insurance policies.  In order to achieve that goal, it is necessary that we convert our marketing network from a franchise model to an agency model.  So for the past two years we have been gradually transforming our franchisees into sales agents, capable of marketing both household supplies and insurance policies.

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

In February 2009, we began to supplement our existing product lines by entering the market for the distribution of consumer electronics and home appliances in China:  televisions, air conditioners, refrigerators, cellular phones, cooking appliances, etc.  In April 2009 we began to sell those products.  We entered this market, in part, because early in 2009 the Chinese government established a 2 billion RMB stimulus package, consisting of subsidies to assist low income families in purchasing new electronics and home appliances. This stimulus package creates a significant business opportunity for the distribution of the targeted products through our sales network.

The result of our new product initiatives was a 281% increase in revenue, from $2,958,731 in fiscal 2009 to $11,261,521 in fiscal 2010.  Several factors contributed to the increase:

•	Our sales of consumer electronics and home appliances in fiscal 2010 totalled $2,774,345. We sold neither consumer electronics nor home appliances in fiscal 2009.
•
During the second half of the fiscal year, China experienced the coldest winter in fifty years.  Demand for our jade mattresses with regulated temperature spiked, yielding $4,785,414 in revenue for the full fiscal year.  The cold weather also contributed to a spike in the sale of our bamboo fiber quilts, which yielded $1,732,462 in revenue.

Although the reorientation of our marketing network from franchises to sales agencies was spurred by our desire to utilize the agencies as conduits for the sale of insurance products, our insurance business remains insignificant.  From fiscal 2009 to fiscal 2010 our revenue from the sale of insurance policies (identified as “service rendered” on our Statements of Operations) fell from $396,721 to $284,218 (2.5% of total revenue). The primary reason for the lack of vitality in our insurance business was our decision in fiscal 2010 to focus on initiating the Vantone Insurance B2C Network as our point of entry into the national insurance market.  The complexity of developing this mode of insurance marketing, which is new to China, delayed the expansion of our insurance business. At present we are uncertain of the future development of our insurance business, although we expect that over the long term it will grow into a significant factor in our overall revenue.

Our gross margin during fiscal 2010 was 69.1%, compared to 60.9% in fiscal 2009.  The transition from an exclusive focus on health and beauty products (which are relatively low margin goods, due to competition) to a mixture of health and beauty products with higher margin appliances contributed to the improvement in margin, as did the efficiencies that arise from expanded sales volume.  Due to the significant recent changes in our business operations, however, it is not possible for us to safely predict the margins that we should expect to realize in the future.
Since our overhead has not changed significantly since 2007, our selling, general and administrative expenses remained relatively stable from period to period – operating expenses in fiscal 2010 were only 35% higher than in fiscal 2009, despite the 281% increase in revenue.  The primary factor contributing to the efficiency of our operations is the fact that our marketing network transfers to our sales agents a substantial portion of the responsibility for addressing local markets, including expenses of market research, advertising and promotion.  At the same time, however, since our operating company was acquired by a U.S. public shell company in May 2009, we are now bearing the ongoing expenses attributable to being a U.S. public, reporting company, which increases our general and administrative expenses.

As a result of the growth in revenue and efficiency of our operations, our income from operations grew to $5,710,914 in fiscal 2010, compared to $259,819 in fiscal 2009.  Income in fiscal 2010 was further aided by a net “other income” of $106,481. This other income was primarily attributable to a RMB750, 000 (equivalent to $109,819) government grant from the Commission of Finance of the Liaoning Province of China to subsidize the expenses that the Company incurred when acquiring overseas high-tech enterprises.  As a result, our pre-tax income for the year was $5,809,594, compared to $224,715 in fiscal 2009.

The corporate income tax rate in China is 25%. However, several of our subsidiaries receive tax abatements, some as a result of Chinese tax laws that reward foreign investment in China and some as a result of other tax incentives. The net effect of these abatements was that during fiscal 2010 we incurred income tax at an effective rate of only 6%. All of the abatements are temporary, however, which means that in future periods our subsidiaries will most likely incur taxes at a significantly higher effective rate. For fiscal 2010 the result of the various tax incentives was that we realized net income of $5,482,384 ($.18 per share), equal to 94% of our pre-tax income. In fiscal 2009 our net income was only $149,823 ($.01 per share).

Our business operates primarily in Chinese Renminbi (“RMB”), but we report our results in our SEC filings in U.S. Dollars.  The conversion of our accounts from RMB to Dollars will result in translation adjustments.  While our net income will be added to the retained earnings on our balance sheet; the translation adjustments will be added to a line item on our balance sheet labelled “accumulated other comprehensive income,” since they will be more reflective of changes in the relative values of U.S. and Chinese currencies than of the success of our business.  During the year ended on March 31, 2010, the effect of converting our financial results to Dollars was to add $9,822 to our accumulated other comprehensive income.  In fiscal 2009, when the exchange rate had been much more volatile, $188,615 was added to our accumulated other comprehensive income.

Liquidity and Capital Resources

After our shareholders made the initial contribution of our registered capital, the growth of our business has been funded, primarily, by the revenues resulted from our business operations. As a result, at March 31, 2010, we had no long term debts.

Our working capital at March 31, 2010 totalled $10,491,678, an increase of $5,524,113 from our $4,967,565 in working capital as of March 31, 2009. The increase was approximately equal to our net income.  Our cash flow from operations trailed net income, however, as operations in fiscal 2010 produced $4,375,730 in cash.  The discrepancy was primarily the result of a $3,385,839 increase in our accounts receivable, which occurred primarily because we realized $6,581,866 in sales (58% of annual sales) in the fourth quarter of the fiscal year.  We are collecting the receivables from those sales in ordinary course, and do not expect the growth of our accounts receivable to exceed the rate of growth of our sales.

Before the reverse merger, Vantone USA paid $ 1,304,209 to a consulting company in USA for all related expenditures of reverse merger transactions. These fees were originally classified as prepayment for reverse merger expenses. Since the shell company finally was acquired by Mr. Honggang Yu, CEO of the Vantone International, we reclassified this prepayment to be an advance to stockholder. In addition, Vantone Manufacturing paid off its loan from shareholder for amount of RMB 4,969,522 (equivalent to $728,041) in the year ended March 31, 2010. As of result, the net amount of advanced to/from stockholders/officers had approximately a $2 million difference between the year ended March 31, 2010 and 2009.

Our business plans contemplates that we will expand our current VIP members and service system, and expand our e-commerce platform to distribute daily commodities, consumer electronics, home appliances, and insurance products.  Implementation of this plan will require significant funds.  The funds are needed in order to:

●	Implement our direct marketing program, including development of internet commerce, calling center and an online presence;

●	Co-operate with more insurance companies, and gain more insurance agency business;

●
Establish a small funds financing and mortgage company in China to financing car, property, and life insurance products to expand our insurance market possession ratio and expand E-commerce transactions volume; and

●	Implement an advertising and marketing program adequate to assure us of substantial market presence.

Our plan is to sell a portion of our equity in order to obtain the necessary funds, which will reduce the equity share of our existing shareholders.  To date, however, we have received no commitment from any source for funds.

Critical Accounting Policies and Estimates

In preparing our financial statements we are required to formulate working policies regarding valuation of our assets and liabilities and to develop estimates of those values.  In our preparation of the financial statements for fiscal 2010, there were two estimates made which were (a) subject to a high degree of uncertainty and (b) material to our results.  These were:


Our determination, recited in Note 3(d) to our Financial Statements that a  10% allowance  for doubtful accounts was appropriate.  We made this determination based on our knowledge of our creditors and their past credit history.


Our determination, recited in Note 8(a) to our Financial Statements, that we could record a deferred tax asset of $123,101.  We made the determination based on our historical profitability, and our expectation of future profitability

We made no material changes to our critical accounting policies in connection with the preparation of financial statements for 2010.

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

ITEM 7A.            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8.               FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Vantone International Group, Inc. and Subsidiaries
(Formerly Senior Optician Service Inc. and Subsidiaries)
Consolidated Financial Statements
 March 31, 2010 and 2009

Index to the Consolidated Financial Statements

Page

F-2	Report of Independent Registered Public Accounting Firm.

F-3	Consolidated Balance Sheets as of March 31, 2010 and 2009.

F-4	Consolidated Statements of Operations for the Fiscal Years Ended March 31, 2010 and 2009.

F-5	Consolidated Statements of Comprehensive Income for the Fiscal Years Ended March 31, 2010 and 2009.

F-6	Consolidated Statements of Changes in Stockholders’ Equity for the Fiscal Years Ended March 31, 2010 and 2009.

F-7	Consolidated Statements of Cash Flows for the Fiscal Years Ended March 31, 2010 and 2009.

F-8 to F-24	Notes to Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Vantone International Group, Inc. (f/k/a Senior Optician Service Inc.) and Subsidiaries

We have audited the accompanying consolidated balance sheets of Vantone International Group, Inc. (f/k/a Senior Optician Services Inc.) and Subsidiaries as of years ended March 31, 2010 and 2009, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended March 31, 2010. The management of Vantone International Group, Inc. (f/k/a Senior Optician Services Inc.) and Subsidiaries is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vantone International Group, Inc. (f/k/a Senior Optician Services Inc.) and Subsidiaries as of March 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the two-year period ended March 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

MS Group CPA LLC
MS Group CPA LLC
Edison, New Jersey
June 11, 2010

Vantone International Group, Inc. (f/k/a Senior Optician Service Inc.) and Subsidiaries
Consolidated Balance Sheets
	For the Fiscal Years Ended March 31,
	2010	2009
Assets
Current Assets
Cash and equivalents	$5,159,615	$1,441,411
Accounts receivable, net of allowance for doubtful amounts of $427,164 and $0, respectively	3,849,872	886,539
Advanced to suppliers	13,346	10,037
Inventories	140,952	405,030
Advanced to stockholders/officers, net	2,367,998	371,354
Loan to related parties, net	-	148,092
Prepayments and other current assets	240,405	1,785,393
Deferred income taxes assets-current	123,101	181,873
Total Current Assets	11,895,289	5,229,729

Property and Equipment - Net	3,069,362	3,190,850
Deferred Income Taxes Assets-Noncurrent	-	691
Total Assets	14,964,651	8,421,270

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued expenses	161,704	155,138
Customer deposits	723,737	8,540
Taxes payable	312,558	85,038
Other current liabilities	205,612	13,448
Total Current Liabilities	1,403,611	262,164

Total Liabilities	1,403,611	262,164

Stockholders' Equity
Common stock - $0.001 par value, 100,000,000 shares authorized, 29,901,000 shares issued and outstanding *	29,901	29,901
Additional paid-in capital	1,887,100	1,882,091
Deferred compensation	32,800	32,800
Reserve funds	724,764	630,710
Retained earnings	10,155,893	4,767,563
Accumulated other comprehensive income	660,840	651,018
Total Vantone International Group, Inc. Stockholders' Equity	13,491,298	7,994,083
Noncontrolling Interest	69,742	165,023
Total Equity	13,561,040	8,159,106

Total Liabilities and Stockholders' Equity	$14,964,651	$8,421,270

*: As restated to show recapitalization.

See notes to consolidated financial statements.

Vantone International Group, Inc. (f/k/a Senior Optician Service Inc.) and Subsidiaries
Consolidated Statements of Operations

	For the Fiscal Years Ended March 31,
	2010	2009

Revenues
Products sold	$10,975,106	$2,562,010
Service rendered	284,218	396,721
Franchise joining fees	2,197	-
Total Revenues	11,261,521	2,958,731

Cost of Goods Sold
Products sold	3,197,976	863,264
Service rendered	277,475	293,954
Franchise joining cost	120	-
Total Cost of Good Sold	3,475,571	1,157,218

Gross Profit	7,785,950	1,801,513

Operating Expenses
Selling expenses	724,342	461,535
General and administrative expenses	1,350,694	1,080,159
Total Operating Expenses	2,075,036	1,541,694

Income From Operations	5,710,914	259,819

Other Expenses
Interest income, net	8,720	30,617
Other income (expenses), net	106,481	(17,277)
Loss on inventories disposal	(10,478)	-
Loss on disposition of fixed assets	(6,043)	(48,444)
Total Other Income (Expenses)	98,680	(35,104)

Income Before Taxes	5,809,594	224,715
Provision for Income Taxes	344,229	97,656
Income Before Noncontrolling Interest	5,465,365	127,059

Less: Net Loss attributable to the noncontrolling interest	(17,019)	(22,764)

Net Income Attributable to Vantone International Group, Inc.	$5,482,384	$149,823

Net Income Per Common Share:
- Basic and Diluted	$0.18	$0.01

Weighted Common Shares Outstanding *
- Basic and Diluted	29,901,000	29,901,000

*: As restated to show recapitalization.

See notes to consolidated financial statements.

Vantone International Group, Inc. (f/k/a Senior Optician Service Inc.) and Subsidiaries
Consolidated Statements of Comprehensive Income

	For the Fiscal Years Ended March 31,
	2010	2009

Net Income Before Noncontrolling Interest	$5,465,365	$127,059
Other Comprehensive Income:
Foreign Currency Translation Adjustment	9,822	188,615
Total Comprehensive Income	$5,475,187	$315,674

See notes to consolidated financial statements.

Vantone International Group, Inc. (f/k/a Senior Optician Service Inc.) and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity
For the Fiscal Years Ended March 31, 2010 and 2009

	Vantone International Group, Inc. Stockholders' Equity

	Common Stock
	No. of Shares	Amount	Additional Paid-in Capital	Deferred Compensation	Reserve Fund	Retained Earnings / (Accumulated Deficit)	Other Comprehensive Income (Loss)	Noncontrolling Interest	Total

Balance as of March 31, 2008	29,901,000	$29,901	$2,299,587	$32,800	$569,325	$4,676,121	$462,403	$183,122	$8,253,259

Sold Two Subsidiaries to Related Parties	-	-	(417,496)		-	-	-	-	(417,496)

Liyuan Reserve Fund Prior to April 24, 2008	-	-	-	-	3,004	-	-	-	3,004

Reserve Fund	-	-	-	-	58,381	(58,381)	-	-	-

Net Income	-	-	-	-	-	149,823	-	(18,099)	131,724

Foreign Currency Translation Gain	-	-	-	-	-	-	188,615	-	188,615

Balance as of March 31, 2009	29,901,000	$29,901	$1,882,091	$32,800	$630,710	$4,767,563	$651,018	$165,023	$8,159,106

Purchase Stock from Minority Stockholders	-	-	5,009	-	-	-	-	(78,262)	(73,253)

Reserve Fund	-	-	-	-	94,054	(94,054)	-	-	-

Net Income	-	-	-	-	-	5,482,384	-	(17,019)	5,465,365

Foreign Currency Translation Gain	-	-	-	-	-	-	9,822	-	9,822

Balance as of March 31, 2010	29,901,000	$29,901	$1,887,100	$32,800	$724,764	$10,155,893	$660,840	$69,742	$13,561,040

See notes to consolidated financial statements.

Vantone International Group, Inc. (f/k/a Senior Optician Service Inc.) and Subsidiaries
Consolidated Statements of Cash Flows

	For the Fiscal Years Ended March 31,
	2010	2009

Cash Flows From Operating Activities
Net Income	$5,482,384	$149,823
Adjustments to Reconcile Net Income to Net Cash Provided by (Used in) Operating Activities
Bad debt adjustment	427,164	-
Depreciation	161,502	163,066
Net loss attributable to noncontrolling interest	(17,019)	(22,764)
Deferred income tax benefits	59,644	(206,439)
Loss on counting inventory	10,478	-
Loss on disposal of fixed assets	6,043	48,444
Changes in operating assets and liabilities:
Accounts receivable	(3,385,839)	(863,693)
Advanced to suppliers	(3,294)	(10,037)
Inventories	253,760	(294,164)
Prepayments and other current assets	241,051	(922,792)
Accounts payable and accrued expenses	6,383	(24,300)
Accounts payable - related parties	-	(133,995)
Customer deposit	714,376	(439,213)
Taxes payable	227,166	(2,945)
Other current liabilities	191,931	5,975
Net Cash Provided by (Used in) Operating Activities	4,375,730	(2,553,034)

Cash Flows From Investing Activities
Payment for purchase of property and equipment	(42,510)	(117,477)
Proceeds from related parties return loan	761,462	652,400
Payment to related parties	(613,201)	(239,635)
Net Cash Provided by Investing Activities	105,751	295,288

Cash Flows From Financing Activities
Proceeds from shareholders contribution of variable interest entities	-	(346,801)
Payment for acquiring noncontrolling interest	(73,253)	-
Proceeds from stockholders/officers return of advances	137,227	1,320,590
Payment to stockholders/officers	(831,170)	(63,233)
Net Cash (Used in) Provided by Financing Activities	(767,196)	910,556

Net Increase (Decrease) in Cash and Equivalents	3,714,285	(1,347,190)
Effect of Exchange Rate Changes on Cash	3,919	455,942
Cash and Equivalents at Beginning of Period	1,441,411	2,332,659
Cash and Equivalents at End of Period	$5,159,615	$1,441,411

Supplemental Disclosures of Cash Flow Information:
Interest paid	$-	$-
Income taxes paid	$218,450	$254,007

Supplemental Schedule of Non-Cash Investing and Financing Activities:
Other receivable converted to stockholders/officers loan	$(1,304,209)	$-

See notes to consolidated financial statements.

Vantone International Group, Inc. (f/k/a Senior Optician Services Inc.) and Subsidiaries
Notes to Consolidated Financial Statements

1.	Organization and Nature of Operations

a.	Current Condition

Effective on August 17, 2009, the name of the Company was changed from Senior Optician Service Inc. (“Senior Optician”) to “Vantone International Group, Inc.” (“Vantone International”).

On May 14, 2009, Senior Optician acquired all of the outstanding capital stock of Vantone USA, Inc. (formerly: Vantone International Group Inc.) (“Vantone USA”). Upon completion of the Share Exchange, there were 29,901,000 shares of Vantone International (formerly “Senior Optician”) common stock issued and outstanding. The recapitalizations are described in further detail in Note 10 to the accompanying consolidated financial statements.

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

Entrusted Management of Vantone Yuan

On April 1, 2007, Vantone Manufacturing signed three agreements (Entrusted Management Agreement, Proxy Agreement, and Purchase Option and Cooperation Agreement) with the shareholders of Shenyang Vantone Yuan Trading Co., Ltd. (“Vantone Yuan”).  Vantone Yuan is a private enterprise that was incorporated under the laws of LiaoNing Province.  It was incorporated under the name “Shenyang Tongbida Trading Co., Ltd.,” but adopted its current name on June 21, 2007.  The Entrusted Management Agreement stipulates that Vantone Manufacturing will enjoy all of the profits and bear all of the losses arising from the business of Vantone Yuan during Vantone Manufacturing’s management period. The effective terms of these agreements are ten years starting from April 1, 2007.  The terms may be extended by the written agreement among the parties upon the expiration of the agreement. By reason of the Entrusted Management Agreement and its ancillary agreements, Vantone Manufacturing is considered to be the primary beneficiary of the business of Vantone Yuan.  Therefore the financial statements of Vantone Yuan and its subsidiaries are required to be consolidated with the financial statements of Vantone Manufacturing, in accordance with accounting principles generally accepted in the United States (“US GAAP”).  See Note 12 for detailed information regarding the Entrusted Management Agreements.

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

Jilin Qunfeng Insurance Agent Co., Ltd. (“Qunfeng”), in which Vantone Yuan held a 100% ownership interest after its acquisition was approved on September 26, 2008 by the Jilin Industrial and Commercial Bureau of the PRC.  Qunfeng is an insurance agency company in Jilin Province that mainly represents the property insurance products of Sunshine Property and Casualty Insurance Co., Ltd. and An Hua Agricultural Insurance Co., Ltd. However, on March 30, 2009 the Jilin Industrial and Commercial Bureau of the PRC approved the transfer of Vantone Yuan‘s ownership of Qunfeng to Mr. Honggang Yu, Chairman of Vantone Yuan, and Mrs. Hongfen Cao, his wife.

Heilongjiang DiAn Insurance Agent Co., Ltd (“DiAn”), which Vantone Yuan purchased for 50,000 RMB (approximately $7,325) on September 26, 2008. This acquisition had been approved by the Heilongjiang Industrial and Commercial Bureau of the PRC on October 23, 2008. However, DiAn did not receive the correct amended business operation certificate until January 8, 2009. DiAn engages in the insurance agency business, mainly representing the insurance products of TaiPing Insurance Co. and Sunlight Agricultural Mutual Insurance Co. in Helongjiang Province. However, on March 26, 2009 the Heilongjiang Industrial and Commercial Bureau of the PRC approved the transfer of Vantone Yuan’s ownership of DiAn to Mr. Honggang Yu, Chairman of Vantone Yuan, and Mrs. Hongfen Cao, his wife.

b.	History of the Parent Company
Vantone International (formerly “Senior Optician”), was initially incorporated on April 20, 1966 under the laws of the State of Minnesota as Polar Homes, Inc. The Company changed its corporate name to Polar Campers, Inc. in 1968. The Company was originally formed to "build, manufacture, sell, lease, own, buy and otherwise deal with in mobile homes, campers, trailers and any other equipment which from time to time be decided upon; to own and otherwise deal with in real estate, and to do all things necessary and proper to accomplish said purposes." The Company ceased all business operations during 1973 and disposed of all assets and liabilities.

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

On August 31, 2007, the Company changed its corporate domicile from the State of Minnesota to the State of Nevada. The capital structure of the Company remained unchanged. The change of domicile was implemented by the formation of a new Nevada corporation named Senior Optician Service, Inc. which was formed on June 25, 2007. The Minnesota Senior Optician Service, Inc. was merged into and with the Nevada Senior Optician Service, Inc. corporation. The Minnesota corporation disappeared August 31, 2007 following the completion of the merger.

On April 7, 2008 Honggang Yu purchased 5,175,000 shares of the Company’s common stock, representing 86.9% of the outstanding shares.   The shares were purchased from Gregory M. Wilson and Kaniksu Financial Service, Inc.

2.	Basis of Presentation

a.	Fiscal Year

The Company’s fiscal year ended on March 31. The accompanying consolidated financial statements of operations and cash flows include activities for the fiscal years ended March 31, 2010 and 2009, respectively.

b.	Principles of Consolidation

The accompanying consolidated financial statements present the financial position, results of operations and cash flows of the Company and all entities in which the Company has a controlling voting interest. The consolidated financial statements also include the accounts of any variable interest entities of which the Company is considered to be the primary beneficiary, since such entities are required to be consolidated in accordance with accounting principles generally accepted in the United States (“US GAAP”). These consolidated financial statements include the financial statements of Senior Optician, Vantone International, Vantone Manufacturing, and Vantone Manufacturing’s variable interest entities. All significant intercompany transactions and balances are eliminated in consolidation.

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

The following rates are used in translating the RMB to the U.S. Dollar presentation disclosed in these consolidated financial statements for the fiscal years ended of March 31, 2010 and 2009.

		For the Fiscal Years Ended of March 31,
		2010	2009
Assets and liabilities	period ended rate of RMB	¥ 6.8259/per USD	¥ 6.8336/per USD

Revenue and expenses	average rate of RMB	¥ 6.8290/per USD	¥ 6.8678/per USD

c.	Cash and Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The carrying value of cash equivalents approximates market value.

d.	Accounts Receivable

Accounts receivable are recognized and carried at original invoice amount less allowance for any uncollectible amounts. The Company provides an allowance for doubtful accounts equal to the estimated losses that will be incurred in the collection of receivables. The estimated losses are based on a review of the current status of the existing receivables. The allowance for doubtful accounts for the fiscal years ended March 31, 2010 and 2009 were $427,164 and $0, respectively.

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

ASC Topic 820, “Fair Value Measurements and Disclosures,” requires disclosure of the fair value of financial instruments held by the Company. ASC Topic 825, “Financial Instruments,” defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures.  The carrying amounts reported in the consolidated balance sheets for receivables and current liabilities qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

●	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.
●
Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

●	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The Company analyzes all financial instruments with features of both liabilities and equity under ASC 480, “Distinguishing Liabilities from Equity,” and ASC 815.

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

Depreciation of property and equipment is computed by using the straight-line method over the estimated useful lives of assets as follows:

Years
Buildings	20 years
Vehicles	3 years to 5 years
Equipments and office furnitures	5 years
Software	3 years

h.	Impairment of Long-Lived Assets

The Company evaluates the recoverability of its other long-lived assets, if circumstances indicate impairment may have occurred pursuant to ASC 360. This analysis is performed by comparing the respective carrying values of the assets to the current and expected future cash flows, on an undiscounted basis, to be generated from such assets. If such analysis indicates that the carrying value of these assets is not recoverable, the carrying value of such assets is reduced to fair value through a charge to the Company’s Consolidated Statements of Operations.

i.	Revenue Recognition

Revenue includes sales of products and services rendered. Products revenue represents the invoiced value of goods sold recognized upon the delivery of goods to customers, net of allowance for estimated returns, when both title and risk of loss transfer to the customer, provided that no significant obligations remain. Deferred revenue represents the undelivered portion of invoiced value of goods sold to customers. Service income, which is commission income from the sale of insurance contracts, is recognized when the customer is bound to the contract after completion of any rescission period offered by the insurance underwriter. Sales transactions not meeting all the conditions of the full accrual method are accounted for using the deposit method of accounting.  Under the deposit method, all costs are capitalized as incurred, and payments received from the buyer are recorded as customer deposits. Revenue is represented net of value added taxes (“VAT”) for the sales revenue from PRC subsidiaries.

j.	Related Parties Recognition

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Companies are also considered to be related if they are subject to common control or common significant influence. See Note 6 for related parties transactions in the fiscal years ended March 31, 2010 and 2009.

k.	Employee Welfare Benefit

The Company has established an employee welfare plan in accordance with Chinese law and regulations. The Company makes annual contributions of 14% of all employees’ salaries. Commencing from January, 2008, pursuant to China Regulation, the Company recognizes the welfare expenses when they are incurred instead of accrued. The total expenses for the welfare plan amounted to $13,047 and $4,383 for the fiscal years ended March 31, 2010 and 2009, respectively.

l.	Income Taxes

Vantone International (formerly: Senior Optician) and Vantone USA file federal consolidated income taxes. The Company’s PRC subsidiary, Vantone Manufacturing, files income tax returns under the Income Tax Law of the People's Republic of China concerning Foreign Investment Enterprises and Foreign Enterprises and local income tax laws. Vantone Yuan and its subsidiaries file income tax returns under the Income Tax Law of the People's Republic of China.

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

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, (“FIN 48”), codified in FASB ASC Topic 740, on January 1, 2007. As a result of the implementation of FIN 48, the Company made a comprehensive review of its portfolio of tax positions in accordance with recognition standards established by FIN 48, and the Company recognized no material adjustments to liabilities or stockholders’ equity. When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.  Interest associated with unrecognized tax benefits is classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of income. The adoption of FIN 48 did not have a material impact on the Company’s financial statements.   At March 31, 2010 and 2009, the Company did not take any uncertain positions that would necessitate recording of tax related liability.

m.	Comprehensive Income

ASC 220, “Reporting Comprehensive Income”, defines comprehensive income to include all changes in equity except those resulting from investments by owners and distributions to owners and requires that the period’s comprehensive income, its components and accumulated balances be disclosed. Among other disclosures, ASC 220 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is presented with the same prominence as other consolidated financial statements. The Company’s only current component of comprehensive income is the foreign currency translation adjustment.

n.	Basic and Diluted Net Income Per Share

The Company accounts for net income per common share in accordance with ASC 260, “Earnings per Share” (“EPS”).  ASC 260 requires the disclosure of the potential dilution effect of exercising or converting securities or other contracts involving the issuance of common stock. Basic net income per share is determined based on the weighted average number of common shares outstanding for the period.  Diluted net income per share is determined based on the assumption that all dilutive convertible shares and stock options were converted or exercised into common stock.

o.	Segment Reporting

ASC 280, Disclosure about Segments of an Enterprise and Related Information, requires disclosure of reportable segments used by management for making operating decisions and assessing performance. Reportable segments are categorized by products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. ASC 280 has effect on the Company’s financial statements. The Company primarily generated two categories of revenues: products sold and commission received for insurance agency business, see segment reporting spreadsheet on Note 13.

p.	Stock-Based Compensation

The Company measures compensation expense for its non-employee stock-based compensation under ASC 505-50 “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”.  The fair value of the option issued is used to measure the transaction, as this is more reliable than the fair value of the services received.  Fair value is measured as the value of the Company’s common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty’s performance is complete.  The fair value of the equity instrument is charged directly to compensation expense and deferred compensation listed as part of equity.

q.     Recent Accounting Pronouncements

On February 25, 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-09 Subsequent Events Topic 855, “Amendments to Certain Recognition and Disclosure Requirements,” effective immediately. The amendments in the ASU remove the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of US GAAP. The FASB believes these amendments remove potential conflicts with the SEC’s literature. Subsequent events have been evaluated through the date the financial statements were issued.

In January 2010, FASB amended ASC 820, "Disclosures about Fair Value Measurements." The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company has determined the adoption of this disclosure does not have a material impact on its financial statements.

In December 2009, FASB issued an Accounting Standards Update (“ASU”) No. 2009-16, “Accounting for Transfers of Financial Assets”. This Accounting Standards Update amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140. The amendments in this Accounting Standards Update improve financial reporting by eliminating the exceptions for qualifying special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. In addition, the amendments require enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets. Comparability and consistency in accounting for transferred financial assets will also be improved through clarifications of the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. The Company does not expect the adoption of this ASU to have a material impact on its financial statements.

In October 2009, the FASB issued ASU regarding accounting for own-share lending arrangements in contemplation of convertible debt issuance or other financing.  This ASU requires that at the date of issuance of the shares in a share-lending arrangement entered into in contemplation of a convertible debt offering or other financing, the shares issued shall be measured at fair value and be recognized as an issuance cost, with an offset to additional paid-in capital. Further, loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs, at which time the loaned shares would be included in the basic and diluted earnings-per-share calculation.  This ASU is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The Company does not expect this ASU to have a material impact on its financial statements.

In August 2009, the FASB issued ASU regarding measuring liabilities at fair value. This ASU provides additional guidance clarifying the measurement of liabilities at fair value in circumstances in which a quoted price in an active market for the identical liability is not available; under those circumstances, a reporting entity is required to measure fair value using one or more of valuation techniques, as defined. This ASU is effective for the first reporting period, including interim periods, beginning after the issuance of this ASU. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

4.	Inventories

Inventories as of March 31, 2010 and 2009 consisted of the following:

	For the Fiscal Years Ended of March 31,
	2010	2009
Raw materials	$47,859	$17,071
Finished goods	93,093	361,282
Other items	-	26,677
Total	$140,952	$405,030

5.	Advanced to Stockholders/ Officers, Net

Amounts advanced to stockholders/officers are unsecured, non-interest bearing, and have no set repayment date. As of March 31, 2010 and 2009, the total net amounts of advanced to the stockholders/officers were $2,367,998 and $371,354 respectively. This represented the net amounts lent by the Company to stockholders/officers. All advances to Mr. Honggang Yu occurred before May 14, 2009, the “Share Exchange” date.

	For the Fiscal Years Ended of March 31,
	2010	2009
Mr. Honggang Yu	$2,367,998	$367,549
Ms.Hongfen Cao	-	3,805
Total	$2,367,998	$371,354

6.	Loan to Related Parties, Net

The chief executive officer of the Company and his spouse owned 100% of Jilin Qunfeng Insurance Agent Co., Ltd. (“Qunfeng”). In order to support Qunfeng’s operations, the Company advanced funds to Qunfeng in the amount of $82,832 (equivalent to RMB 565,800) from October 2008 to January 2009. Qunfeng paid off all prior advances on July 24, 2009. However, before end of July 2009, the Company advanced $2,864 (equivalent to RMB19, 550) to Qunfeng. This advance also was fully paid off in December 2009.

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

Net amount of loans to related parties, as of March 31, 2010 and 2009, consisted of the following:

	For the Fiscal Years Ended of March 31,
	2010	2009
Jilin Qunfeng Insurance Agent Co., Ltd	$-	$83,366
Heilongjiang Dian Insurance Agent Co., Ltd	-	64,726
Total Loan to Related Parties, Net	$-	$148,092

7.	Property and Equipment - Net

Property and equipment, less accumulated depreciation, consisted of the following:

	Estimated	For the Fiscal Years Ended of March 31,
	Life	2010	2009
Buildings	20	$3,167,522	$3,163,931
Vehicles	3-5	178,197	177,995
Equipments and office furniture	5	72,571	62,579
Software	3	42,658	20,264
Subtotal		3,460,948	3,424,769
Less: Accumulated depreciation		391,586	233,919
Total		$3,069,362	$3,190,850

Depreciation expenses charged to operations were $161,502 and $163,066 for the fiscal years ended March 31, 2010 and 2009, respectively.

    8 .  Taxation

a.           Corporation Income Tax (“CIT”)

Vantone International (formerly: Senior Optician) and Vantone USA file federal consolidated income tax returns. Vantone Manufacturing files income tax returns under the Income Tax Law of the PRC concerning Foreign Investment Enterprises and Foreign Enterprises and local income tax laws. Vantone Yuan and its subsidiaries file income tax returns under the Income Tax Law of the PRC concerning China Private Enterprises and local income tax laws.

In accordance with the relevant PRC tax laws and regulations, Vantone Manufacturing is subject to CIT at 27% and 25% tax rate before, on and after January 1, 2008, respectively. However, on April 14, 2010, in accordance with the relevant tax laws and regulations of the PRC, Vantone Manufacturing was approved by PRC Tax Authority, and is entitled to full exemption from CIT for two years starting from January 1, 2008, and a 50% reduction in CIT for the next three years, As a result, Vantone Manufacturing was entitled to a full exemption from CIT for the years 2008 and 2009. Commencing from January 2010, Vantone Manufacturing began to be charged CIT at a 12.5% rate.

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

On August 14, 2009, Vantone Yuan Jilin office has been approved for cancellation of national tax registration by Changchun City, South Gate District National Tax Bureau while it had been approved for cancellation of local tax registration by Changchun City, South Gate District Local Tax Bureau on October 20, 2009. It was approved for cancellation of registration of incorporation by ChangChun City Industrial and Commerical Bureau on November 18, 2009.

On September 24, 2009, Vantone Yuan Heilongjiang office has been approved for cancellation of national tax registration by Harbin City, Xiangfang District National Tax Bureau while it had been approved for cancellation of local tax registration by Harbin City, Xiangfang District Local Tax Bureau on December 15, 2009. It was approved for cancellation of registration of incorporation by Harbin City Industrial and Commerical Bureau Xiangfang Branch on January 8, 2010.

The net deferred tax assets, current and noncurrent, in the accompanying balance sheet were $123,101 and $182,564 as of March 31, 2010 and 2009, respectively. There were no deferred tax liabilities as of March 31, 2010 and 2009. Valuation allowance was $164,244 as of March 31, 2010, and none for the fiscal year ended March 31, 2009. The deferred tax assets primary resulted from tax credit carry forward.

The components of income tax benefits related to continuing operations were as follows:

	For the Fiscal Years Ended of March 31,
	2010	2009

Current	$284,585	$304,095
Deferred income tax benefits	59,644	(206,439)
Total	$344,229	$97,656

The following is a reconciliation of the statutory tax rate to the effective tax rate for the fiscal years ended March 31, 2010 and 2009:

	For the Fiscal Years Ended of March 31,
	2010	2009
U.S. statutory corporate income tax rate	34%	34%
PRC tax rate difference	(9%)	(9%)
Net effect of tax exemption/non-taxable	(26%)
income/non-deductible expenses	10%	18%
Valuation allowance	(3%)	-
Effective tax rate	6%	43%

The tax effect of temporary differences that give rise to the Company’s deferred tax assets and liabilities as of March 31, 2010 and 2009 were as follows:

	For the Fiscal Years Ended of March 31,
	2010	2009
Deferred income taxes assets :
Loss carry forward	$123,101	$181,873
Software amortized	-	691
Total Deferred income taxes assets	123,101	182,564

Deferred income taxes liabilities
Total deferred income taxes liabilities	-	-
Net deferred income taxes assets	$123,101	$182,564

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

d.      Taxes Payable

As of March 31, 2010 and 2009, tax payable consisted of the following:

	For the Fiscal Years Ended of March 31,
	2010	2009
Value-added tax	$190,573	$18,711
Corporate income tax provision	118,537	52,313
Business tax	226	6,577
Individual income tax withholdings	14	2,276
City construction, education, and other taxes	3,208	5,161
Total	$312,558	$85,038

9.	Operating Lease Commitments

The Company leases certain office spaces under operating lease agreements. The rental expenses under operating leases were $18,227 and $30,723 for the years ended March 31, 2010 and 2009, respectively. The following is a schedule of future minimum rental payments required under operating leases that had initial or remaining non-cancelable lease terms beyond March 31, 2010

For the Fiscal Year Ending March 31,	Amount
2011	$38,723
2012	34,341
2013	23,337
Total minimum rental payments required	$96,401

10.	Stockholder’s Equity

a.	Common Stock

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

The additional paid-in capital represents the excess of the aggregate fair value of the capital contributed over the par value of the stock issued. There was $1,887,100 and $1,882,091 additional paid-in capital as of March 31, 2010 and 2009, respectively

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
The Company established and segregated in retained earnings an aggregate amount of $724,764 and $630,710 for the Statutory Surplus Reserve as of March 31, 2010 and 2009, respectively.

d.	Deferred Compensation (Common Stock Warrants)

In March 2008 the Company and Gregory M. Wilson agreed to exchange a common stock warrant for 800,000 shares issued to Mr. Wilson on March 31, 2006 for a new common stock purchase warrant (the “Wilson Warrant”).  The Wilson Warrant permitted Mr. Wilson to purchase 800,000 shares of the Company’s common stock for a price equal to the lesser of (a) fifty percent of the lowest closing bid price quoted between March 31, 2006 and the exercise date or (b) $0.02½.  The Wilson Warrant could be exercised by payment in cash of the exercise price or by a cashless exercise procedure.  In lieu of exercise, either Mr. Wilson or the Company could cause the Wilson Warrant to be exchanged for shares of the Company’s common stock, except that the Company could not cause the exchange to occur until it had filed an 8-K reporting that it has ceased to be a shell company.  The number of shares issuable in exchange for the Wilson Warrant would be the greater of (a) 100,000 or (b) 0.33% of the outstanding shares, and the foregoing ratio shall not be affected by any reverse split of the Company’s common. On May 24, 2010, the Company issued 100,000 common shares in exchange for the Wilson Warrant.

The following table presents warrant actively through March 31, 2010:

	Warrants	Weighted Average	Average Remaining	Aggregate Intrinsic
	Outstanding	Exercise Price	Life in years	Value
Outstanding, April 1, 2009	100,000	$-	-	$-
Granted	-	-	-	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Outstanding, March 31, 2010	100,000	$-	$-	$-

The Wilson Warrant was valued using the Black Scholes option model, and recorded as deferred compensation in the equity section.  The Black-Scholes option valuation model was developed for use in estimating the fair  value  of  traded  options  and  warrants,   which  do  not  have  vesting restrictions and are fully  transferable.  In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility.  Because the Company's  stock  warrants have  characteristics significantly  different from those of traded  warrants,  and because changes in the subjective input  assumptions can materially affect the fair value estimate, in  management's  opinion,  the existing  models may not  necessarily  provide a reliable single measure of the fair value of its warrants.

11.	Acquisitions

a.	Vantone Manufacturing.

Vantone Manufacturing is a foreign owned enterprise that was incorporated under the laws of LiaoNing Province in the PRC on January 9, 2007. Vantone Manufacturing was originally owned by Vantone International Holding Inc. which registered in the State of California.  Ownership of Vantone Manufacturing was transferred to Vantone USA (formerly Vantone International Group Inc.) on July 14, 2008 by paying Vantone International Holding Inc. $500,000. Vantone USA (formerly Vantone International Group Inc.) was incorporated under the laws of the State of Nevada USA on December 5, 2007. Since Vantone International Holding Inc and Vantone USA (formerly Vantone International Group Inc.) were entities under common control, Vantone USA (formerly Vantone International Group Inc.) recognized the assets and liabilities of Vantone Manufacturing at their carrying amounts in the accounts of Vantone International Holding Inc. (the transferring entity) at the date of transfer.

b.	Vantone USA (formerly Vantone International Group Inc.)

The Company acquired ownership of Vantone USA (formerly Vantone International Group Inc.) on May 14, 2009 by a share exchange with the owners of Vantone USA (formerly Vantone International Group Inc.) The majority owner of Vantone USA (formerly Vantone International Group Inc.) was also the majority owner of the Company on that date.  Accordingly, since the entities were under common control, the Company recognized the assets and liabilities of Vantone USA (formerly Vantone International Group Inc.) at their carrying amounts immediately prior to the date of transfer.

For accounting purposes, the above transaction was accounted for as a reverse merger. Vantone USA (formerly Vantone International Group Inc.) became the surviving entity for accounting purposes, whereas the Company was recognized as the surviving entity for legal purposes. Accordingly, the financial statements of the Company for the years ended March 31, 2010 and 2009 include the assets, liabilities and results of operations of Vantone USA (formerly Vantone International Group Inc.)

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

The Company engages in two types of business activities: daily commodities sales and insurance agency service. The chief operating decision makers evaluate performance, make operating decisions, and allocate resources based on the separated type of business financial data. Gross profit, operating income, income from operations, and income taxes are allocated to specific business activities within the organization. In accordance with ASC 280 “Disclosures about Segments of an Enterprise and Related Information” the Company is considered to have two reportable segments. The Company is required to disclose certain information about profit or loss, total assets and liabilities, geographic areas, regulatory environments, major customers, and long-lived assets. Following is a summary of segment information for the fiscal years ended March 31, 2010 and 2009:

	For the Fiscal Year Ended March 31, 2010
	Products Sold	Insurance
	and Related Service	Agency Service	Total

Total assets	$14,194,769	$769,882	$14,964,651
Total long - lived assets, net	$2,561,741	$507,621	$3,069,362
Total liabilities	$1,268,740	$134,871	$1,403,611

Total revenue	$10,977,303	$284,218	$11,261,521
Income (loss) from operations	$5,899,785	$(188,871)	$5,710,914
Depreciation expenses	$129,908	$31,594	$161,502
Interest revenue	$15,604	$613	$16,217
Interest expenses	$7,497	$-	$7,497
Minority interest	$-	$(17,019)	$(17,019)
Income tax expenses (benefits)	$408,144	$(63,915)	$344,229

	For the Fiscal Year Ended March 31, 2009
	Daily Commodities	Insurance
	Sales and Service	Agency Service	Total

Total assets	$7,616,169	$805,101	$8,421,270
Total long - lived assets, net	$2,657,167	$534,374	$3,191,541
Total liabilities	$207,168	$54,996	$262,164

Total revenue	$2,562,010	$396,721	$2,958,731
Income (loss) from operations	$414,294	$(154,475)	$259,819
Depreciation expenses	$132,536	$30,530	$163,066
Interest revenue	$29,792	$825	$30,617
Minority interest	$-	$(22,764)	$(22,764)
Income tax expenses (benefits)	$48,869	$48,787	$97,656

14.	Geographical Risks

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

15.	Concentration of Business

a.     Major Customers

The following summarizes products sales to major customers (each 10% or more of total products sold):

	Sold to Major	Number of	Percentage of
For the Fiscal Years Ended March 31,	Customers	Customers	Total Products Sold
2010	$3,345,960	2	30.49%
2009	$282,152	1	11.01%

The following summarizes insurance agency service fees received from major insurance company (each 10% or more of total insurance agency service fees received):

	Revenue from	Number of	Percentage of
For the Fiscal Years Ended March 31,	Major Insurance Co.	Insurance Co.	Total Service Rendered
2010	$239,189	1	84.16%
2009	$276,402	3	69.67%

b.     Major Suppliers

The following summarizes raw materials and products purchases from major suppliers (each 10% or more of total raw material and products purchased):

	Purchased from	Number of	Percentage of
For the Fiscal Years Ended March 31,	Major Suppliers	Suppliers	Total Purchased
2010	$1,204,129	3	43.05%
2009	$698,008	3	57.88%

16.	Subsequent Events

On April 14, 2010, in accordance with the relevant tax laws and regulations of the PRC, Vantone Manufacturing was approved by PRC Tax Authority, and is entitled to full exemption from CIT for two years starting from January 1, 2008, and a 50% reduction in CIT for the next three years, As a result, Vantone Manufacturing was entitled to a full exemption from CIT for the years 2008 and 2009. Commencing from January 2010, Vantone Manufacturing began to be charged CIT at a 12.5% rate.

On May 24, 2010, the Company issued 100,000 common shares in exchange for the Wilson Warrant described in Note 10d.

ITEM 9.               CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.            CONTROLS AND PROCEDURES

(a)           Evaluation of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management to allow timely decisions regarding disclosure.

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

(c)           Management’s Report on Internal Control over Financial Reporting.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.  We have assessed the effectiveness of those internal controls as of March 31, 2010, using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control – Integrated Framework as a basis for our assessment.

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

Management is currently reviewing its staffing and their training in order to remedy the weaknesses identified in this assessment.  To date, we are not aware of significant accounting problems resulting from these weaknesses; so we have to weigh the cost of improvement against the benefit of strengthened controls.  However, because of the above conditions, management’s assessment is that the Company’s internal controls over financial reporting were not effective as of March 31, 2010.

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

ITEM 9B.            OTHER INFORMATION

None.
PART III

ITEM 10.             DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The officers and directors of the Company are identified in this table, as is a key employee of the Company’s principal subsidiary:

	Position/Title	Age	Director Since
Honggang Yu	Chairman, Chief Executive Officer, Chief Financial Officer	45	2008
Jichun Li	Director, Vice President	55	2009
Dongfeng Liu	Director, Vice President	51	2009
Tiehua Ju	Director, Vice President	55	2009
Xiaoping Sun	Financial Manager	46	--

The following sets forth biographical information regarding the Company’s directors, officers and key employee.

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

Dongfeng Liu.  Mr. Liu comes to Vantone after a career in senior management of various engineering-based enterprises, including the Shenyang branch of Dalian Chu Ming Group, Shenyang North Traffic Heavy Industry Group, Lianing Tian Yuan Group, Shenyang Diamond Factory and Shenyang Smelting Plant.  Mr. Liu earned a bachelor’s degree with a concentration in engineering.

Tiehua Ju.  Mr. Ju brings to Vantone 27 years of experience in engineering and management.  From 1998 to 2008 he was employed as Assistant President of Shenyang Dong Yu Group.  Previously he held engineering positions at Shenyang Cable Factory, Liaoning Fuxin Mining Administration, and the Baotou Steel Institute.  In 1982 Mr. Ju earned a bachelor’s degree with a concentration in metal pressure processing from Northeastern University in China, and in 2003 he earned a Masters in Business Administration, also from Northeastern University.

Xiaoping Sun. Ms Sun has been employed as Financial Manager of Vantone since 2010. From Dec. 2008 to 2010, she also served as the senior executive and finance chief of Shenyang Vantone Yuan Trading Co., Ltd. From Oct.1998 to Dec. 2008, she was employed as the Finance manager of Shenyang DongYu Information Technology Co., Ltd. Ms Sun was awarded a bachelor’s degree with a specialty in Business administration by Liaoning University.

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

Section 16(a) Beneficial Ownership Reporting Compliance

None of the officers, directors or beneficial owners of more than 10% of the Company’s common stock failed to file on a timely basis the reports required by Section 16(a) of the Exchange Act during the year ended March 31, 2010, except that none of them has filed a Form 3.

ITEM 11.             EXECUTIVE COMPENSATION

The following table sets forth all compensation awarded to, earned by, or paid by the companies that are currently subsidiaries of Vantone International to Honggang Yu, the Company’s Chief Executive Officer and, for services rendered in all capacities to the Company during the years ended March 31, 2010, 2009 and 2008.  There were no other executive officers whose total salary and bonus for the fiscal year ended March 31, 2010 exceeded $100,000.

	Year	Salary	Bonus	Stock Awards	Option Awards	Other Compensation
Honggang Yu	2010	$--	--	--	--	10,543(1)
	2009	$--	--	--	--	--
	2008	$--	--	--	--	--
________________________
(1)	The Company paid Mr. Yu in the amount of RMB72,000 ($10,543) for subsidy fees of board meeting for the year ended March 31, 2010.

Employment Agreements

None of the Company’s executive officers has a written employment agreement.

Compensation of Directors

Employees who are also members of the Board of Directors are not additionally compensated for their services as a director.  We currently have no directors who are not also employees.

Equity Grants

The following tables set forth certain information regarding the stock options acquired by the Company’s Chief Executive Officer during the year ended March 31, 2010 and those options held by him on March 31, 2010.

Option Grants in the Last Fiscal Year

	Number of securities underlying option	Percent of total options granted to employees in fiscal	Exercise Price	Expiration	Potential realizable value at assumed annual rates of appreciation for option term
	granted	year	($/share)	Date	5%	10%
Honggang Yu	--	--	--	--	--	--

The following tables set forth certain information regarding the stock grants received by the executive officers named in the table above during the year ended March 31, 2010 and held by them unvested at March 31, 2010.

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

ITEM 12.             SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information known to us with respect to the beneficial ownership of our common stock as of the date of this prospectus by the following:

	each shareholder known by us to own beneficially more than 5% of our common stock;

	Honggang Yu, our Chief Executive Officer

	each of our directors; and

	all directors and executive officers as a group.

There are 30,001,000 shares of our common stock outstanding on the date of this report.  Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below have sole voting power and investment power with respect to their shares,  subject to community property laws where applicable.  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission.

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

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	Percentage of Class
Honggang Yu	11,975,935	39.9%
Jichun Li	957,880	3.2%
Dongfeng Liu	150,000	0.5%
Tiehua Ju	150,000	0.5%
All officers and directors (4 persons)	13,233,815	44.1%
_____________________________
(1)	Unless otherwise noted, the shareholder’s address is c/o No. 195, Zhongshan Road, Heping District, Shenyang, Liaoning Province, P.R. China.

ITEM 13              CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

In March 2009 Vantone Yuan transferred ownership of Jilin Qunfeng Insurance Agent Co., Ltd ("Qunfeng") to Mr. Honggang Yu and Hongfen Cao, Mr. Yu’s spouse. Mr. Yu and Ms. Cao paid 80,000 RMB in exchange for Qunfeng.  In order to support Qunfeng’s operations, the Company advanced funds to Qunfeng in the amount of $83,366 (equivalent to RMB 569,693) from October 2008 to January 2009. The loan was fully paid off by Qunfeng on July 24, 2009.

In March 2009, Vantone Yuan also transferred its ownership of Heilongjiang DiAn Insurance Agent Co., Ltd. ("DiAn") to Mr. Yu and Ms. Cao. Mr. Yu and Ms. Cao paid 50,000 RMB in exchange for DiAn. In order to support DiAn’s operations, the Company advanced funds to DiAn in the amount of $64,726 (equivalent to RMB 442,315) from October 2008 to February 2009. The loan was fully paid off by DiAn on July 24, 2009.

From time to time, since he organized Vantone Manufacturing and Vantone Yuan, Honggang Yu has loaned money to those entities, or they have loaned money to Mr. Yu.  The loans do not bear interest and are payable on demand.  As of March 31, 2010, the total net amount owed by Honggang Yu to the Company as a result of these loans was $2,367,998.

Director Independence

None of the members of the Company’s Board of Directors is an independent director, pursuant to the definition of “independent director” under the Rules of The NASDAQ Stock Market.

ITEM 14.             PRINCIPAL ACCOUNTANT FEES AND SERVICES

MS Group CPA LLC has been the independent accountant for Vantone USA since 2007.  In May 2009, when Vantone International Group Inc. acquired Vantone USA, MS Group CPA became the independent accountant for Vantone International.

Audit Fees

MS Group CPA LLC billed $100,000 to the Company for professional services rendered for the audit of financial statements for the fiscal year ended March 31, 2010.  MS Group CPA LLC billed $100,000 to the Company for professional services rendered for the audit of fiscal 2009 financial statements.

Audit-Related Fees

None

Tax Fees

None

All Other Fees

None

It is the policy of the Company that all services other than audit, review or attest services must be pre-approved by the Board of Directors.  No such services have been performed by MS Group CPA LLC.

ITEM 15              EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) Exhibit List

3-a	Articles of Incorporation – filed as an exhibit to the Current Report on Form 8-K filed on September 5, 2007 and incorporated herein by reference.

3-b	By-laws – filed as an exhibit to the Current Report on Form 8-K filed on September 5, 2007 and incorporated herein by reference.

10-a
Entrusted Management Agreement dated April 1, 2007 among Junbao Zhang, Jichun Li, Shenyang Vantone Yuan Trading Co., Ltd.  and Shenyang Vantone Healthcare Products Manufacturing Co., Ltd. - filed as an exhibit to the Current Report on Form 8-K filed on May 15, 2009 and incorporated herein by reference.

10-b
Proxy Agreement dated April 1, 2007 among Shenyang Vantone Healthcare Products Manufacturing Co., Ltd., Shenyang Vantone Yuan Trading Co., Ltd., Junbao Zhang and Jichun Li - filed as an exhibit to the Current Report on Form 8-K filed on May 15, 2009 and incorporated herein by reference.

10-c
Purchase Option and Cooperation Agreement dated April 1, 2007 among Junbao Zhang, Jichun Li, Shenyang Vantone Yuan Trading Co., Ltd.  and Shenyang Vantone Healthcare Products Manufacturing Co., Ltd. - filed as an exhibit to the Current Report on Form 8-K filed on May 15, 2009 and incorporated herein by reference.

21	Subsidiaries – Vantone International Group, Inc., a Nevada corporation Shenyang Vantone Healthcare Products Manufacturing Co., Ltd., a PRC corporation

31	Rule 13a-14(a) Certification – CEO and CFO

32	Rule 13a-14(b) Certifications

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vantone International, Group Inc. (f/k/a Senior Optician Services Inc.) and Subsidiaries

Date: July 12, 2010	/s/ Honggang Yu
Honggang Yu, Chief Executive Officer,

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Honggang Yu	July 12, 2010
Honggang Yu
Director, Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer

/s/ Jichun Li	July 12, 2010
Jichun Li
Director,

/s/ Dongfeng Liu	July12, 2010
Dongfeng Liu
Director

/s/ Tiehua Ju	July 12, 2010
Tiehua Ju
Director