Form 10-Q
period 2010-06-30
VANTONE INTERNATIONAL GROUP, INC.
filed 2010-08-16
CIK 1101423

U. S. Securities and Exchange Commission
Washington, D. C. 20549

FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File No. 0-28683

VANTONE INTERNATIONAL GROUP INC.
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

APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: On August 16, 2010, there were 30,001,000 shares of Common Stock, par value $.001 per share, outstanding.

VANTONE INTERNATIONAL GROUP INC.
FORM 10-Q
QUARTERLY PERIOD ENDED JUNE 30, 2010

Part I
Financial Information
Item 1.  Financial Statements

Vantone International Group Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	June 30, 2010	March 31, 2010
Assets	(Unaudited)	(Audited)
Current Assets
Cash and equivalents	$6,049,481	$5,159,615
Accounts receivable, net of allowance
for doubtful amounts of $338,746 and $427,164, respectively	3,049,152	3,849,872
Advanced to suppliers	45,874	13,346
Inventories	109,682	140,952
Advanced to stockholders/officers, net	2,378,388	2,367,998
Prepayments and other current assets	286,202	240,405
Deferred income tax assets-current	138,448	123,101
Total Current Assets	12,057,227	11,895,289

Property and Equipment - Net	3,051,997	3,069,362
Total Assets	15,109,224	14,964,651

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued expenses	72,529	161,704
Customer deposits	236,346	723,737
Taxes payable	175,651	312,558
Deferred VIP membership revenue	683,218	-
Other current liabilities	204,878	205,612
Total Current Liabilities	1,372,622	1,403,611

Deferred Network Service Revenue-Noncurrent	31,456	-
Total Liabilities	1,404,078	1,403,611

Stockholders' Equity
Common stock - $0.001 par value, 100,000,000 shares
authorized, 30,001,000 shares issued and outstanding *	30,001	29,901
Additional paid-in capital	1,919,800	1,887,100
Deferred compensation	-	32,800
Reserve funds	741,396	724,764
Retained earnings	10,203,041	10,155,893
Accumulated other comprehensive income	744,717	660,840
Total Vantone International Group, Inc. Stockholders’ Equity	13,638,955	13,491,298
Noncontrolling Interest	66,191	69,742
Total Equity	13,705,146	13,561,040

Total Liabilities and Stockholders’ Equity	$15,109,224	$14,964,651

*: As restated to show recapitalization.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Vantone International Group Inc. and Subsidiaries
Condensed Consolidated Statements of Operations

	For The Fiscal Three Months Ended June 30,
	2010	2009
	(Unaudited)	(Unaudited)
Revenues
Products sold	$65,992	$1,915,523
Service rendered	8,874	156,094
Franchise joining fees	-	1,757
VIP membership fees	226,317	-
Network service fees	1,008	-
Total Revenues	302,191	2,073,374

Cost of Goods Sold
Products sold	31,530	1,049,728
Service rendered	6,552	143,527
Franchise joining cost	-	98
VIP membership cost	12,334	-
Network service cost	55	-
Total Cost of Goods Sold	50,471	1,193,353

Gross Profit	251,720	880,021

Operating Expenses
Selling expenses	1,270	88,574
Bad debt recoveries	(90,841)	-
General and administrative expenses	242,183	374,240
Total Operating Expenses	152,612	462,814

Income From Operations	99,108	417,207

Other Income (Expenses)
Interest income, net	2,622	1,481
Other (expenses) income, net	(106)	976
Loss on inventories disposal	-	(6,225)
Total Other Income (Expenses)	2,516	(3,768)

Income Before Taxes	101,624	413,439
Provision for Income Taxes	41,395	140,999
Income Before Noncontrolling Interest	60,229	272,440

Less: net loss attributable to the noncontrolling interest	(3,551)	(4,496)

Net Income Attributable to Vantone International Group, Inc.	$63,780	$276,936

Net Income Per Common Share:
- Basic	$0.00	$0.01
- Diluted	$0.00	$0.01

Weighted Common Shares Outstanding *
- Basic	30,001,000	29,901,000
- Diluted	29,941,000	29,901,000

*: As restated to show recapitalization.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Vantone International Group Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income

	For The Fiscal Three Months Ended June 30,
	2010	2009
	(Unaudited)	(Unaudited)
Net Income Before Noncontrolling Interest	$60,229	$272,440
Other Comprehensive Income:
Foreign Currency Translation Adjustment	83,877	2,839
Total Comprehensive Income	$144,106	$275,279

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Vantone International Group Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows

	For The Fiscal Three Months Ended June 30,
	2010	2009
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities
Net Income	$63,780	$276,936
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Bad debt adjustment	(90,841)	-
Depreciation	41,214	39,325
Net loss attributable to noncontrolling interest	(3,551)	(4,496)
Deferred income tax benefits	(14,450)	(60,489)
Loss on counting inventory	-	(6,225)
Changes in operating assets and liabilities:
Accounts receivable	911,388	(319,394)
Advanced to suppliers	(32,229)	(300,891)
Inventories	31,984	146,606
Prepayments and other current assets	(43,934)	76,936
Accounts payable and accrued expenses	(89,647)	107,427
Customer deposits	(488,930)	1,243,429
Taxes payable	(138,051)	211,184
Deferred VIP membership revenue	683,218	-
Other current liabilities	(2,068)	107,288
Deferred network service revenue	31,456	-
Net Cash Provided by Operating Activities	859,339	1,517,636

Cash Flows From Investing Activities
Payment for purchase of property and equipment	(4,018)	(12,671)
Proceeds from related parties return loan	-	1,105
Payment to related parties	-	(723)
Net Cash Used in Investing Activities	(4,018)	(12,289)

Cash Flows From Financing Activities
Proceeds from stockholders/officers return of advances	-	39,318
Payment to stockholders/officers	-	(579,956)
Net Cash Used in Financing Activities	-	(540,638)

Net Increase in Cash and Equivalents	855,321	964,709
Effect of Exchange Rate Changes on Cash	34,545	3,336
Cash and Equivalents at Beginning of Period	5,159,615	1,441,411
Cash and Equivalents at End of Period	$6,049,481	$2,409,456

Supplemental Disclosures of Cash Flow Information:
Interest paid	$-	$-
Income taxes paid	$2,461	$-

Supplemental Schedule of Non-Cash Investing and Financing Activities:
Other receivable converted to stockholders/officers loan	$-	$(1,304,208)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Vantone International Group Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements

1.	Interim financial statements:
The unaudited condensed consolidated financial statements of Vantone International Group Inc. and subsidiaries (the "Company") have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the requirements for reporting on Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. However, the information included in these interim financial statements reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year. The consolidated balance sheet information as of March 31, 2010 was derived from the audited consolidated financial statements included in the Company's Annual Report on Form 10-K. These interim financial statements should be read in conjunction with that report.

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

On May 14, 2009, Senior Optician acquired all of the outstanding capital stock of Vantone USA Inc. (“Vantone USA”).
Upon completion of the Share Exchange, there were 29,901,000 shares of Vantone International common stock issued and outstanding. On May 24, 2010, the Company issued additional100,000 common shares in exchange for the Wilson Warrant. As of result, the Company had 30,001,000 common shares issued and outstanding as of June 30, 2010. The recapitalizations are described in further detail in Note 10 to the accompanying consolidated financial statements.

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

Vantone International, Vantone USA, Vantone Manufacturing, and all of Vantone Manufacturing’s variable interest entities listed below will be called “the Company” in the accompanying consolidated financial statements.

Vantone Manufacturing

Vantone Manufacturing is a foreign owned enterprise that was incorporated under the laws of LiaoNing Province in the PRC on January 9, 2007. Vantone Manufacturing was incorporated under the name “Shenyang Vantone Healthcare Food Co., Ltd.,” but adopted its current name on June 20, 2007. Its registered term of operations is fifteen years, from January 9, 2007 to January 8, 2022. Vantone Manufacturing and its KangPing branch engage in manufacturing, processing, and marketing of daily commodities, water purifying equipment, and kitchen and bath equipment. Up to March 2008, Vantone Manufacturing had outsourced all of its manufacturing activities to enterprises in the PRC that are dedicated to manufacturing products exclusively for Vantone Manufacturing.

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

Liaoning Vantone Insurance Agent Co., Ltd. (“Vantone Insurance”), in which Vantone Yuan acquired a 78% ownership interest on November 16, 2007.  On June 8, 2009 Vantone Yuan purchased a 10% ownership interest from the other shareholder. Therefore Vantone Yuan has held a 88% ownership interest since this change. Vantone Insurance engages in the insurance agency business, mainly representing the insurance products of New China Life Insurance Co., Ltd. ZhongYi Life Insurance Co., Ltd and Heng An Life Insurance Corporation in the Shenyang District of the PRC.

b.	History of the Parent Company
Vantone International was initially incorporated on April 20, 1966 under the laws of the State of Minnesota as Polar Homes, Inc. The Company changed its corporate name to Polar Campers, Inc. in 1968. The Company was originally formed to "build, manufacture, sell, lease, own, buy and otherwise deal with in mobile homes, campers, trailers and any other equipment which from time to time be decided upon; to own and otherwise deal with in real estate, and to do all things necessary and proper to accomplish said purposes." The Company ceased all business operations during 1973 and disposed of all assets and liabilities.

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

On August 15, 2000, the Company changed its corporate name to Senior Optician Service, Inc. The Company intended to enter the specialty eyewear products business and to focus its efforts on specialty eyewear sales and services for senior citizens who are either home or facility bound. Effective March 31, 2003, this business plan was suspended by management.

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

On April 7, 2008 Mr. Honggang Yu purchased 5,175,000 shares of the Company’s common stock, representing 86.9% of the outstanding shares.   The shares were purchased from Gregory M. Wilson and Kaniksu Financial Service, Inc.

3.	Basis of Presentation

a.	Fiscal Year

The Company’s fiscal year ends on March 31. The accompanying condensed consolidated financial statements of operations and cash flows included activities for the three months ended June 30, 2010 and 2009, respectively.

b.	Principle of Consolidation

The accompanying consolidated financial statements present the financial position, results of operations and cash flows of the Company and all entities in which the Company has a controlling voting interest. The condensed consolidated financial statements also include the accounts of any variable interest entities in which the Company is considered to be the primary beneficiary and such entities are required to be consolidated in accordance with accounting principles generally accepted in the United States (“US GAAP”). These condensed consolidated financial statements include the financial statements of Vantone International, Vantone USA, Vantone Manufacturing, and Vantone Manufacturing’s variable interest entities. All significant intercompany transactions and balances are eliminated in consolidation.

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

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in United States requires management to make estimates and assumptions that affect the amount reported in the consolidated financial statements and the accompany notes. Actual results could differ from those estimates.

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

The following rates are used in translating the RMB to the U.S. Dollar presentation disclosed in these condensed consolidated financial statements for the three months ended June 30, 2010 and 2009, respectively.

		For The Fiscal Three Months Ended June 30,
		2010		2009
Assets and liabilities	period ended rate of RMB	¥ 6.7814	/per USD	¥ 6.8307	/per USD

Revenue and expenses	average rate of RMB	¥ 6.8241	/per USD	¥ 6.8300	/per USD

c.	Revenue Recognition

Revenue includes sales of products, services rendered, and membership fees collected. Products revenue represents the invoiced value of goods sold recognized upon the delivery of goods to customers, net of allowance for estimated returns, when both title and risk of loss transfer to the customer, provided that no significant obligations remain. Deferred revenue represents the undelivered portion of invoiced value of goods sold to customers. Service income is recognized when services are provided. Revenue from service contracts, for which the Company is obligated to perform, is recorded as deferred revenue and subsequently recognized over the term of the contract or when the service is completed. Sales transactions not meeting all the conditions of the full accrual method are accounted for using the deposit method of accounting.  Under the deposit method, all costs are capitalized as incurred, and payments received from the buyer are recorded as customer deposits. Revenue is represented net of value added taxes (“VAT”) for the sales revenue from PRC subsidiaries.

The revenues from service provided to and/or membership fees collected from E-commerce members were recognized base on the service and/or membership contract terms.

d.	Income Taxes

Vantone International and Vantone USA file federal consolidated income taxes. The Company’s PRC subsidiary, Vantone Manufacturing, files income tax returns under the Income Tax Law of the People's Republic of China concerning Foreign Investment Enterprises and Foreign Enterprises and local income tax laws. Vantone Yuan and its subsidiaries file income tax returns under the Income Tax Law of the People's Republic of China.

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

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, (“FIN 48”), codified in FASB ASC Topic 740, on January 1, 2007. As a result of the implementation of FIN 48, the Company made a comprehensive review of its portfolio of tax positions in accordance with recognition standards established by FIN 48, and the Company recognized no material adjustments to liabilities or stockholders’ equity. When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.  Interest associated with unrecognized tax benefits is classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of income. The adoption of FIN 48 did not have a material impact on the Company’s financial statements.   At June 30, and March 31, 2010, the Company did not take any uncertain positions that would necessitate recording of tax related liability.

e.	Segment Reporting
ASC 280, Disclosure about Segments of an Enterprise and Related Information, requires disclosure of reportable segments used by management for making operating decisions and assessing performance. Reportable segments are categorized by products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. ASC 280 has effect on the Company’s financial statements. The Company generated three categories of revenues: products sold, commission received for insurance agency business, and membership fees collected from members. See segment reporting spreadsheet on Note 13.

f.     Recent Accounting Pronouncements

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

In December, 2009, FASB amended Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. The amendments in this Accounting Standards Update replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. An approach that is expected to be primarily qualitative will be more effective for identifying which reporting entity has a controlling financial interest in a variable interest entity. The amendments in this Update also require additional disclosures about a reporting entity’s involvement in variable interest entities, which will enhance the information provided to users of financial statements. The Company has determined the adoption of this rule does not have a material impact on its financial statements.

5.	Inventories
Inventories as of June 30, 2010 and March 31, 2010 consisted of the following:

	June 30, 2010	March 31, 2010
	(Unaudited)	(Audited)
Raw materials	$47,887	$47,859
Finished goods	61,795	93,093
Total	$109,682	$140,952

6.	Advanced to Stockholders/ Officers, Net

Amounts advanced to stockholders/officers are unsecured, non-interest bearing, and have no set repayment date. As of June 30, 2010 and March 31, 2010, the total net amounts of advanced to the stockholders/officers were $2,378, 388 and $2,367,998, respectively. This represented the net amounts lent by the Company to stockholders/officers. All advances to Mr. Honggang Yu occurred before May 14, 2009, the “Share Exchange” date.

	June 30, 2010	March 31, 2010
	(Unaudited)	(Audited)
Mr. Honggang Yu	$2,378,388	$2,367,998
Total	$2,378,388	$2,367,998

7.	Property and Equipment – Net
Property and equipment, less accumulated depreciation, consisted of the following:

	Estimated	June 30, 2010	March 31, 2010
	Life	(Unaudited)	(Audited)
Buildings	20	$3,188,279	$3,167,522
Vehicles	3-5	179,365	178,197
Equipments and office furniture	5	73,887	72,571
Software	3	46,089	42,658
Subtotal		3,487,620	3,460,948
Less: accumulated depreciation		435,623	391,586
Total		$3,051,997	$3,069,362

Depreciation expenses charged to operations were$41,214 and $39,325 for the three months ended June 30, 2010 and 2009, respectively.

8.	Taxation
a.	Corporation Income Tax (“CIT”)

Vantone International and Vantone USA file federal consolidated income tax returns. Vantone Manufacturing and its Kang Ping branch file income tax returns under the Income Tax Law of the PRC concerning Foreign Investment Enterprises and Foreign Enterprises and local income tax laws. Vantone Yuan and its subsidiaries file income tax returns under the Income Tax Law of the PRC concerning China Private Enterprises and local income tax laws.

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

On June 22, 2010, Vantone Manufacturing’s KangPing branch was approved for cancellation of national tax registration by Liaoning Kangping National Tax Bureau.

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

The net deferred tax assets, current and noncurrent, in the accompanying balance sheet were $138,448 and $123,101 as of June 30 and March 31, 2010, respectively. There were no deferred tax liabilities as of June 30, 2010 and March 31, 2010. Valuation allowances were none for the fiscal three months ended June 30, 2010 and 2009. The deferred tax assets primary resulted from tax credit carry forward.

The components of income tax benefits related to continuing operations were as follows:

	For The Fiscal Three Months Ended June 30,
	2010	2009
	Unaudited	Unaudited
Current	$55,845	$201,488
Deferred income tax benefits	(14,450)	(60,489)
Total	$41,395	$140,999

The following is a reconciliation of the statutory tax rate to the effective tax rate for the three months ended June 30, 2010 and 2009:

	For The Fiscal Three Months Ended June 30,
	2010	2009
	Unaudited	Unaudited
U.S. statutory corporate income tax rate	34%	34%
PRC tax rate difference	-9%	-9%
Net effect of tax exemption/non-taxable
income/non-deductible expenses	16%	9%%
Effective tax rate	41%	34%

The tax effect of temporary differences that give rise to the Company’s deferred tax assets as of June 30, 2010 and March 31, 2010 were as follows:

	June 30, 2010	March 31, 2010
	(Unaudited)	(Audited)
Deferred income tax assets :
Loss carry forward	$138,488	$123,101
Total deferred income tax assets – current	$138,448	$123,101

b.	Value Added Tax (“VAT”)

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

d.	Taxes Payable

As of June 30, 2010 and March 31, 2010, taxes payable consisted of the following:

	June 30, 2010	March 31, 2010
	(Unaudited)	(Audited)
Value-added taxes	$750	$190,573
Corporate income tax provision	173,048	118,537
Business taxes	(1,384)	226
Individual income tax withholdings	12	14
City construction, education, and other taxes	3,225	3,208
Total	$175,651	$312,558

9.	Operating Lease Commitments

The Company leases certain office spaces under operating lease agreements. The rental expenses under operating leases were $9,985 and $5,759 for the three months ended June 30, 2010 and 2009, respectively. The following is a schedule of future minimum rental payments required under operating leases that had initial or remaining non-cancelable lease terms beyond June 30, 2010.

For The Fiscal Three Months Ending June 30,	Amount
2011	$37,431
2012	34,934
2013	14,586
Total minimum rental payments required	$86,951

	10.	Stockholder’s Equity
a.	Common Stock

The Company is authorized to issue 100,000,000 shares of Common Stock, $0.001 par value per share, of which 30,001,000 shares are outstanding and issued.

Before the Share Exchange with Vantone USA, Vantone International (formerly “Senior Optician”) had 5,954,000 shares of common stock issued and outstanding.

In exchange for the outstanding shares of Vantone USA, Vantone International issued 23,947,000 shares of its common stock to the shareholders of Vantone USA (the “Share Exchange”).  Those shares represent 80.1 % of the outstanding shares of Vantone International 19,157,600 of the shares were issued to Honggang Yu, although he immediately assigned 14,368,200 of them to other shareholders for whom he served as nominee. Honggang Yu is the Chief Executive Officer of Vantone USA, as well as the Chief Executive Officer of Vantone International. The remaining 4,789,400 shares were issued to Jichun Li, the Chief Financial Officer of Vantone International, although he immediately assigned 3,831,520 of them to other shareholders for whom he serves as nominee.  As a result of these transactions, persons associated with Vantone now own securities that represent 97.4% of the equity in Vantone International.

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

On May 24, 2010, the Company issued 100,000 common shares in exchange for the Wilson Warrant.

The following table presents warrant actively through June 30, 2010:

	Warrants	Weighted Average	Average Remaining	Aggregate Intrinsic
	Outstanding	Exercise Price	Life in years	Value
Outstanding, April 1, 2010	100,000	$-	-	$-
Granted	-	-	-	-
Forfeited	-	-	-	-
Exercised	100,000	-	-	-
Outstanding, June 30, 2010	-	$-	-	$-

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

Upon completion of the Share Exchange and warrant exchange, there were 30,001,000 shares of the Company’s common stock issued and outstanding.

b.	Additional Paid-In Capital

The additional paid-in capital represents the excess of the aggregate fair value of the capital contributed over the par value of the stock issued. There was $1,919, 800 and $1,887,100 additional paid-in capital as of June 30, 2010 and March 31, 2010, respectively.

e.	Dividends and Reserves

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

The Company established and segregated in retained earnings an aggregate amount of $741,396 and $724,764 for the Statutory Surplus Reserve as of June 30, 2010 and March 31, 2010, respectively.

11.	Proxy Agreement, Entrusted Management Agreement, and Purchase Option and Cooperation Agreement

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

The Company engages in two types of business activities: daily commodities (including healthcare and beauty products, feminine hygiene products) sales and insurance agency service. In addition, the Company collects the membership and network service fees from the members who would like to sell the Company’s daily commodities and joint the Company as one of its insurance agent. The chief operating decision makers evaluate performance, make operating decisions, and allocate resources based on the separated type of business financial data. Gross profit, operating income, income from operations, and income taxes are allocated to specific business activities within the organization. In accordance with ASC 280 “Disclosures about Segments of an Enterprise and Related Information” the Company is considered to have two reportable segments. The Company is required to disclose certain information about profit or loss, total assets and liabilities, geographic areas, regulatory environments, major customers, and long-lived assets. Following is a summary of segment information for the three months ended June 30, 2010 and 2009:

	For The Fiscal Three Months Ended June 30, 2010
	Products Sold	Insurance Agency
	and Related Service	and Related Service	Total

Total assets	$14,378,648	$730,576	$15,109,224
Total long - lived assets, net	$2,549,222	$502,775	$3,051,997
Total liabilities	$1,282,897	$121,181	$1,404,078

Revenues from products sold	$65,992	$-	$65,992
Revenues from service rendered	$-	$8,874	$8,874
Membership fees collected	$226,317	$-	$226,317
Network service fees	$-	$1,008	$1,008
Income (loss) from operations	$143,156	$(44,048)	$99,108
Depreciation expenses	$33,093	$8,121	$41,214
Interest revenue	$2,519	$103	$2,622
Minority interest	$-	$(3,551)	$(3,551)
Income tax expenses (benefits)	$55,845	$(14,450)	$41,395

	For The Fiscal Three Months Ended June 30, 2009
	Products Sold	Insurance
	and Related Service	Agency Service	Total

Total assets	$9,524,835	$841,873	$10,366,708
Total long - lived assets, net	$2,639,149	$527,382	$3,166,531
Total liabilities	$1,824,668	$107,655	$1,932,323

Total revenues	$1,917,280	$156,094	$2,073,374
Income (loss) from operations	$453,705	$(36,498)	$417,207
Depreciation expenses	$31,516	$7,809	$39,325
Interest revenue	$1,367	$114	$1,481
Minority interest	$-	$(4,496)	$(4,496)
Income tax expenses (benefits)	$155,960	$(14,961)	$140,999

14.	Geographical Risks

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

15.	Concentration of Business

a.      Major Customers

The following summarizes products sold to major customers (each 10% or more of total products sold):

	Sold to Major	Number of	Percentage of
For The Fiscal Three Months Ended June 30,	Customers	Customers	Total Products Sold
2010	$39,031	3	59.14%
2009	$579,278	2	30.24%

The following summarizes insurance agency service fees received from major insurance company (each 10% or more of total insurance agency service fees received):

	Revenue from	Number of	Percentage of
For The Fiscal Three Months Ended June 30,	Major Insurance Co	Insurance Co.	Total Service Rendered
2010	$8,874	3	100.00%
2009	$149,722	1	95.92%

b.           Major Suppliers

The following summarizes raw materials and products purchased from major suppliers (each 10% or more of total raw material and products purchased):

	Purchased from	Number of	Percentage of
For Fiscal Three Months Ended June30,	Major Suppliers	Suppliers	Total Purchase
2010	$-	-	-
2009	$636,733	4	73.15%

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

In addition to historical information, this Quarterly Report contains forward-looking statements, which are generally identifiable by use of the words “believes,” “expects,” “intends,” “anticipates,” “plans to,” “estimates,” “projects,” or similar expressions. These forward-looking statements represent Management’s belief as to the future of Vantone International Group, Inc.  Whether those beliefs become reality will depend on many factors that are not under Management’s control.  Many risks and uncertainties exist that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled “Risk Factors” contained in the Company’s Annual Report on Form 10-K for the year ended March 31, 2010. Readers are cautioned not to place undue reliance on these forward-looking statements. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements.

Result of Operation

During our fiscal years ended March 31, 2010 and 2009, we were engaged in the sale of a variety of products through sales agents located in dedicated stores. In April 2010, we cancelled our sales agency agreements, and established an insurance B2C e-commerce trade platform named “Vantone Insurance Online Shop” (“Vantone Shop”). In the Vantone Shop we provide insurance agency services. We also distribute many of the same commodities (including healthcare and beauty products, feminine hygiene products) that we previously marketed through the Vantone Shop. The unique feature of the Vantone Shop is that it is the first online shop to provide insurance agency service in China. In addition we have integrated our products distribution business and our insurance agency business through the Vantone Shop.  Members who make any purchase of our commodities or contract with our insurance agency, on the Vantone Shop receive reward points that can be applied to purchase any of the products exhibited on the Vantone Shop.

We offer consumers a free membership in the Vantone Shop, which permits them to use the website to obtain direct links to insurance underwriters and to purchase our daily commodities, health, and beauty products. In addition we offer VIP Memberships, which allow the VIP Members to receive reward points by purchasing our commodities for themselves or other persons. We also offer Network Service Memberships, which allow the network service members to provide insurance agency services to our common membership and/or receive reward points by purchasing our commodities for themselves or other persons. In the first quarter of these revised operations, the Vantone Shop attracted approximately 19,305 VIP Memberships and 734 Network Service Memberships.  We received $937,530 as VIP and Network Service Membership fees.

The VIP memberships have a one year term.  Therefore, of the $905,262 received from VIP members during the three months ended June 30, 2010, we recognized $226,317 in revenue for the quarter, and deferred the remainder for recognition during the remainder of the terms of the memberships.

Network Service Memberships are permanent. Therefore, we are recognizing the revenue from Network Service Memberships over a term that ends on the expiration date of the operations of Kang Ping Vantone. During the quarter ended June 30, 2010 subscribers to the Network Service Memberships paid  $32,268 in membership fees, of which we  recognized $1,008 as revenue for the quarter, and deferred the remainder for recognition over the remaining life of Kang Ping Vantone.

The VIP and Network Service Memberships fees accounted for nearly 75% of our sales revenue for the three months ended June 30, 2010.  During that period, our revenue from the sale of products (identified as “product sold ” on our statements of operations) fell from $1,915,523 in the three months ended June 30, 2009 to $65,992 (22% of total revenue). This occurred because we cancelled our traditional sales agent operation model at the beginning of the quarter, but did not start to distribute commodities on the Vantone Shop during the quarter. Likewise, although we established Vantone Shop for the sale of insurance products, our insurance business remains insignificant.  For the three months ended June 30, 2010, our revenue from the sale of insurance policies (identified as “service rendered” on our Statements of Operations) fell from $156,094 to $8,874 (3% of total revenue). The primary reason for the lack of vitality in our insurance business was that we focused on initiating the Vantone Insurance B2C Network as our point of entry into the national insurance market.  The complexity of developing this mode of insurance marketing, which is new to China, delayed the expansion of our insurance business. At present we are uncertain of the future development of our insurance business, although we expect that over the long term it will grow into a significant factor in our overall revenue.

Our gross margin during the three months ended June 30, 2010 was 83%, compared to 42% in the  three months ended June 30, 2009.  Gross margin was very high, because there was little expense involved in acquiring the VIP and Network Service Memberships fees that constituted 75% of our revenue. Due to the significant recent changes in our business operations, however, it is not possible for us to safely predict the margins that we should expect to realize in the future.

Our selling, general and administrative expenses in the three months ended June 30, 2010 were 67% lower than in the three months ended June 30, 2009.  Selling expenses were immaterial in the recent quarter, due to the absence of sales personnel. General and administrative expenses were 35% lower. And we were able to reverse a bad debt expense of $90,841 taken in a prior period when we collected the receivable against which we had reserved.

Due to the low level of revenue that we incurred in the quarter ended June 30, 2010, our net income before taxes and provision for noncontrolling interest decreased by 75% from $413,439 in the quarter ended June 30, 2009 to $101,624 in the quarter ended June 30, 2010.  After calculating the provision for income taxes, based on the Chinese national corporate tax rates, our net income for the three months ended June 30, 2010 was $63,780 ($.00 per share), compared to $276,936 in the three months ended June 30, 2009 ($.01 per share).

Our business operates primarily in Chinese Renminbi (“RMB”), but we report our results in our SEC filings in U.S. Dollars.  The conversion of our accounts from RMB to Dollars will result in translation adjustments.  While our net income will be added to the retained earnings on our balance sheet; the translation adjustments will be added to a line item on our balance sheet labeled “accumulated other comprehensive income,” since they will be more reflective of changes in the relative values of U.S. and Chinese currencies than of the success of our business.  During the three months ended June 30, 2010, the effect of converting our financial results to Dollars was to add $83,877 to our accumulated other comprehensive income.  In the three months ended June 30, 2010, $2, 839 was added to our accumulated other comprehensive income.

Liquidity and Capital Resources

After our shareholders made the initial contribution of our registered capital, the growth of our business has been funded, primarily, by the revenues resulted from our business operations.

Our working capital at June 30, 2010 totaled $10,684,605, an increase of $192,927 from our $10,491,678 in working capital as of March 31, 2010. The increase was approximately equal to our net income.  Our cash flow from operations exceeded net income, however, as operations in the three months ended June 30, 2010 produced $859, 339 in cash.  The excess over net income was primarily the result of our collection of accounts receivable and our receipt of VIP membership fees that we have accounted for as deferred revenue.

Our business plans contemplates that we will expand our current VIP and Network Service members, increase our service infrastructure, and expand our e-commerce platform to distribute daily commodities, beauty and healthcare products, consumer electronics, home appliances, and insurance products.  Implementation of this plan will require significant funds.  The funds are needed in order to:

●	Implement our direct marketing program, including development of internet commerce, calling center and an online presence;

●	Co-operate with more insurance companies, and gain more insurance agency business;

●
Establish a small financing and mortgage company in China to financing car, property, and life insurance products to expand our insurance market possession ratio and expand e-commerce transactions volume;

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

The term “disclosure controls and procedures” (defined in SEC Rule 13a-15(e)) refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within required time periods. The Company’s management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report (the “Evaluation Date”). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer has concluded that, as of the Evaluation Date, such controls and procedures were effective.

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

Item 1A.  Risk Factors

There has been no material change in the risk factors set forth in Item 1A of the Company’s Annual Report on Form 10-K for the year ended March 31, 2010.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

We have not sold any equity securities during the quarter ended June 30, 2010 that were not previously disclosed in a current report on Form 8-K that was filed during that period.

Item 6.    Exhibits

31	Rule 13a-14(a) Certification – CEO and CFO

32	Rule 13a-14(b) Certifications – CEO and CFO

SIGNATURES

Pursuant to the  requirements  of the Securities  Exchange Act of 1934, the Registrant  has duly  caused  this  Report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

VANTONE INTERNATIONAL GROUP, INC.

Date: August 16, 2010	By: /s/ Honggang Yu
Honggang Yu, Chief Executive Officer and
Chief Financial Officer