Form 10-Q
period 2010-09-30
VANTONE INTERNATIONAL GROUP, INC.
filed 2010-11-15
CIK 1101423

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) Yes ☐ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer       Accelerated filer        Non-accelerated filer       Small reporting company    ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: On November 15, 2010, there were 30,001,000 shares of Common Stock, par value $.001 per share, outstanding.

VANTONE INTERNATIONAL GROUP INC.
FORM 10-Q
QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

Part I
Financial Information
Item 1.  Financial Statements

Vantone International Group Inc. and Subsidiaries
Consolidated Balance Sheets

	September 30, 2010	March 31, 2010
Assets	(Unaudited)	(Audited)
Assets:
Current Assets
Cash and equivalents	$9,495,653	$5,159,615
Accounts receivable, net of allowance for doubtful amounts of $82,764 and $427,164, respectively	749,125	3,849,872
Advanced to suppliers	181,660	13,346
Inventories	336,049	140,952
Advanced to stockholders/officers, net	2,399,922	2,367,998
Prepayments and other current assets	242,307	240,405
Deferred income tax assets-current	174,909	123,101
Total Current Assets	13,579,625	11,895,289

Property and Equipment - Net	3,062,390	3,069,362
Total Assets	16,642,015	14,964,651

Liabilities and Stockholders' Equity
Liabilities:
Current Liabilities
Accounts payable and accrued expenses	49,345	161,704
Customer deposits	248,634	723,737
Taxes payable	613,978	312,558
Due to related party	14,945	-
Deferred VIP membership revenue	750,585	-
Deferred network service revenue-current	4,114	-
Other current liabilities	206,760	205,612
Total Current Liabilities	1,888,361	1,403,611

Deferred Network Service Revenue-Noncurrent	27,767	-
Total Liabilities	1,916,128	1,403,611

Stockholders' Equity:
Vantone International Group Equity
Common stock - $0.001 par value, 100,000,000 shares authorized, 30,001,000 shares issued and outstanding *	30,001	29,901
Additional paid-in capital	1,919,800	1,887,100
Deferred compensation	-	32,800
Reserve funds	794,271	724,764
Retained earnings	10,990,391	10,155,893
Accumulated other comprehensive income	929,134	660,840
Total Vantone International Group, Inc. Stockholders' Equity	14,663,597	13,491,298
Noncontrolling Interest	62,290	69,742
Total Equity	14,725,887	13,561,040
Total Liabilities and Stockholders' Equity	$16,642,015	$14,964,651

*: As restated to show recapitalization.
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Vantone International Group Inc. and Subsidiaries
Consolidated Statements of Operations

	For Fiscal Three Months Ended September 30,		For Fiscal Six Months Ended September 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues
Products sold	$1,497,448	$2,011,508	$1,563,440	$3,927,031
Service rendered	9,562	89,938	18,436	246,032
Franchise joining fees	-	-	-	1,757
VIP membership fees	34,742	-	261,059	-
Network service fees	-	-	1,008	-
Total Revenues	1,541,752	2,101,446	1,843,943	4,174,820

Cost of Goods Sold
Products sold	556,281	1,293,199	587,811	2,342,927
Service rendered	8,982	100,218	15,534	243,745
Franchise joining cost	-	-	-	98
VIP membership cost	1,894	-	14,228	-
Network service cost	-	-	55	-
Total Cost of Goods Sold	567,157	1,393,417	617,628	2,586,770

Gross Profit	974,595	708,029	1,226,315	1,588,050

Operating Expenses
Selling expenses	4,127	116,057	5,397	204,631
Loss on fixed assets disposal	2,677	-	2,677	-
Bad debt recoveries	(256,882)	-	(347,723)	-
General and administrative expenses	236,442	290,657	478,625	664,897
Total Operating Income (Expenses)	(13,636)	406,714	138,976	869,528

Income From Operations	988, 231	301,315	1,087,339	718,522

Other Income (Expenses)
Interest income, net	3,122	1,959	5,744	3,440
Other (expenses) income, net	(4)	(15)	(110)	961
Loss on inventories disposal	-	-	-	(6,225)
Total Other Income (Expenses)	3,118	1,944	5,634	(1,824)

Income Before Taxes	991,349	303,259	1,092,973	716,698
Provision for Income Taxes	155,025	98,868	196,420	239,867
Income Before Noncontrolling Interest	836,324	204,391	896,553	476,831
Less: net loss attributable to the noncontrolling interest	(3,901)	(5,728)	(7,452)	(10,224)

Net Income Attributable to Vantone
International Group, Inc.	$840,225	$210,119	$904,005	$487,055
Net Income Per Common Share:
- Basic and Diluted	$0.03	$0.01	$0.03	$0.02
Weighted Common Shares Outstanding *
- Basic and Diluted	29,971,000	29,901,000	29,971,000	29,901,000

*: As restated to show recapitalization.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Vantone International Group Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income

	For The Fiscal Six Months Ended September 30,
	2010	2009
	(Unaudited)	(Unaudited)
Net Income Before Noncontrolling Interest	$896,553	$476,831
Other Comprehensive Income:
Foreign Currency Translation Adjustment	268,294	7,735
Total Comprehensive Income	$1,164,847	$484,566

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Vantone International Group Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	For The Fiscal Six Months Ended September 30,
	2010	2009
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities
Net Income	$904,005	$487,055
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities
Bad debt adjustment	(347,723)	-
Depreciation	83,939	79,806
Net loss attributable to noncontrolling interest	(7,452)	(10,224)
Deferred income tax benefits	(48,565)	(67,769)
Loss on counting inventory	-	6,225
Loss on inventories disposal	2,677	-
Changes in operating assets and liabilities:
Accounts receivable	3,461,759	27,256
Advanced to suppliers	(164,729)	(129,814)
Inventories	(188,465)	55,039
Prepayments and other current assets	2,880	119,202
Accounts payable and accrued expenses	(113,333)	(51,915)
Customer deposits	(480,010)	315,944
Taxes payable	289,302	247,606
Deferred VIP membership revenue	750,585	-
Other current liabilities	(2,933)	138,239
Deferred network service revenue	31,881	-
Net Cash Provided by Operating Activities	4,173,818	1,216,650

Cash Flows From Investing Activities
Payment for purchase of property and equipment	(4,747)	(25,613)
Proceeds from related parties return loan	-	172,073
Payment to related parties	-	(589,709)
Net Cash Used in Investing Activities	(4,747)	(443,249)

Cash Flows From Financing Activities
Payment for acquired noncontrolling interest	-	(73,249)
Proceeds from stockholders/officers return of advances	-	129,744
Payment to stockholders/officers	-	(823,051)
Net Cash Used in Financing Activities	-	(766,556)

Net Increase in Cash and Equivalents	4,169,071	6,845
Effect of Exchange Rate Changes on Cash	166,967	9,619
Cash and Equivalents at Beginning of Period	5,159,615	1,441,411
Cash and Equivalents at End of Period	$9,495,653	$1,457,875

Supplemental Disclosures of Cash Flow Information:
Interest paid	$-	$-
Income taxes paid	$2494	$18,123

Supplemental Schedule of Non-Cash Investing and Financing Activities:
Other receivable converted to stockholders/officers loan	$-	$(1,304,208)
Recorded deferred interest expenses for discount on loan to related parties	$-	$(37,986)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Vantone International Group Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

1.	Interim financial statements:
The unaudited consolidated financial statements of Vantone International Group Inc. and subsidiaries (the "Company") have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the requirements for reporting on Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. However, the information included in these interim financial statements reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year. The consolidated balance sheet information as of March 31, 2010 was derived from the audited consolidated financial statements included in the Company's Annual Report on Form 10-K. These interim financial statements should be read in conjunction with that report.

The unaudited consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany balances and transactions have been eliminated.

	2.	Organization and Nature of Operations
a.	Current Condition

Effective on August 17, 2009, the name of the Company was changed from Senior Optician Service Inc. (“Senior Optician”) to “Vantone International Group, Inc. (“Vantone International”)”.

On May 14, 2009, Senior Optician acquired all of the outstanding capital stock of Vantone USA Inc. (“Vantone USA”).

Upon completion of the Share Exchange, there were 29,901,000 shares of Vantone International common stock issued and outstanding. On May 24, 2010, the Company issued additional 100,000 common shares in exchange for the Wilson Warrant. As of result, the Company had 30,001,000 common shares issued and outstanding as of September 30, 2010. The recapitalizations are described in further detail in Note 10 to the accompanying consolidated financial statements.

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

Vantone Small Financing

On September 27, 2010, in an attempt to expand the Company’s business in China, Vantone International formed a joint venture with Vantone Yuan that focuses on providing small amount financing and mortgage service to the clients in China. The joint venture operates under the name “Shenyang Heping District Vantone Small Financing and Mortgage Co., Ltd. (“Vantone Small Financing”)”. Vantone Small Financing has registered capital in amount of $10 million. The joint venture agreement provided that Vantone International will contribute $7.07 million and Vantone Yuan will contribute $2.93 million. In exchange for those contributions, the equity in Vantone Small Financing will be allocated 70.7% to Vantone USA and 29.3% to Vantone Yuan. Pursuant to the article of joint venture, both parties have been allowed to make their cash contribution within half year starting from formed date of joint venture, September 27, 2010. As of September 30, 2010, none of them make any of their cash contribution, however, Vantone Yuan has made its cash contribution in amount of RMB20 million (equivalent to $2,996,978) on October 12, 2010. The amount exceed $2.93 million has been recorded as “additional paid-in capital”. The term of this joint venture is 10 years starting from September 27, 2010 to September 26, 2020.

Vantone Manufacturing

Vantone Manufacturing is a foreign owned enterprise that was incorporated under the laws of LiaoNing Province in the PRC on January 9, 2007. Vantone Manufacturing was incorporated under the name “Shenyang Vantone Healthcare Food Co., Ltd.” but adopted its current name on June 20, 2007. Its registered term of operations is fifteen years, from January 9, 2007 to January 8, 2022. Vantone Manufacturing and its KangPing branch engage in manufacturing, processing, and marketing of daily commodities, water purifying equipment, and kitchen and bath equipment. Up to March 2008, Vantone Manufacturing had outsourced all of its manufacturing activities to enterprises in the PRC that are dedicated to manufacturing products exclusively for Vantone Manufacturing.

Vantone Manufacturing’s KangPing branch was approved for cancellation of Industrial and Commercial registration by Liaoning Shenyang Industrial and Commercial Bureau On September 17, 2010.

Entrusted Management of Vantone Yuan

On April 1, 2007, Vantone Manufacturing signed three agreements (Entrusted Management Agreement, Proxy Agreement, and Purchase Option and Cooperation Agreement) with the shareholders of Shenyang Vantone Yuan Trading Co., Ltd. (“Vantone Yuan”).  Vantone Yuan is a private enterprise that was incorporated under the laws of LiaoNing Province.  It was incorporated under the name “Shenyang Tongbida Trading Co., Ltd.” but adopted its current name on June 21, 2007.  The Entrusted Management Agreement stipulates that Vantone Manufacturing will enjoy all of the profits and bear all of the losses arising from the business of Vantone Yuan during Vantone Manufacturing’s management period. The effective terms of these agreements are ten years starting from April 1, 2007.  The terms may be extended by the written agreement among the parties upon the expiration of the agreement. By reason of the Entrusted Management Agreement and its ancillary agreements, Vantone Manufacturing is considered to be the primary beneficiary of the business of Vantone Yuan.  Therefore the financial statements of Vantone Yuan and its subsidiaries are required to be consolidated with the financial statements of Vantone Manufacturing, in accordance with accounting principles generally accepted in the United States (“US GAAP”).  See Note 11 for detailed information regarding the Entrusted Management Agreements.

Vantone Yuan engages in the distribution and sale of daily commodities, consumer electronics, home appliances, health and beauty products and equipment. There have increased internet information service business in Liaoning Province on September 19, 2010. It also engages in the import/export of various merchandise and technologies through a self-conducted trade model or agency arrangement.

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

The Company’s fiscal year ends on March 31. The accompanying unaudited consolidated financial statements of operations and cash flows included activities for the six months ended September 30, 2010 and 2009, respectively.

b.	Principle of Consolidation

The accompanying unaudited consolidated financial statements present the financial position, results of operations and cash flows of the Company and all entities in which the Company has a controlling voting interest. The unaudited consolidated financial statements also include the accounts of any variable interest entities in which the Company is considered to be the primary beneficiary and such entities are required to be consolidated in accordance with accounting principles generally accepted in the United States (“US GAAP”). These unaudited consolidated financial statements include the financial statements of Vantone International, Vantone USA, Vantone Manufacturing, and Vantone Manufacturing’s variable interest entities. All significant intercompany transactions and balances are eliminated in consolidation.

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

The preparation of  unaudited consolidated financial statements in conformity with accounting principles generally accepted in United States requires management to make estimates and assumptions that affect the amount reported in the consolidated financial statements and the accompany notes. Actual results could differ from those estimates.

b.	Foreign Currency Translation

The accompanying unaudited consolidated financial statements are presented in United States dollars. The Company’s functional currency is the Renminbi (“RMB”). The consolidated financial statements are translated to U.S. dollars using year-end rates of exchange for assets and liabilities, average rates of exchange for the period for revenues, costs, and expenses, and historical capital contribution rate of exchange for capital contribution. Net gains and losses resulting from foreign exchange transactions are included in the statements of operations.

 The following rates are used in translating the RMB to the U.S. Dollar presentation disclosed in these unaudited consolidated financial statements for the six months ended September 30, 2010 and 2009, respectively.

		For The Fiscal Six Months Ended September 30,
		2010		2009
Assets and liabilities	period ended rate of RMB	¥ 6.6912	/per USD	¥ 6.8263	/per USD

Revenue and expenses	average rate of RMB	¥ 6.7965	/per USD	¥ 6.8305	/per USD

c.	Revenue Recognition
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

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, (“FIN 48”), codified in FASB ASC Topic 740, on January 1, 2007. As a result of the implementation of FIN 48, the Company made a comprehensive review of its portfolio of tax positions in accordance with recognition standards established by FIN 48, and the Company recognized no material adjustments to liabilities or stockholders’ equity. When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.  Interest associated with unrecognized tax benefits is classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of income. The adoption of FIN 48 did not have a material impact on the Company’s financial statements.   At September 30, and March 31, 2010, the Company did not take any uncertain positions that would necessitate recording of tax related liability.

e. Non-Controlling Interests

Effective April 1, 2009, the Company adopted FASB ASC Topic 810, “Consolidation,” which established new standards governing the accounting for and reporting of noncontrolling interests (NCIs) in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Certain provisions of this standard indicate, among other things, that NCIs (previously referred to as minority interests) be treated as a separate component of equity, not as a liability (as was previously the case), that increases and decreases in the parent’s ownership interest that leave control intact be treated as equity transactions rather than as step acquisitions or dilution gains or losses, and that losses of a partially owned consolidated subsidiary be allocated to the NCI even when such allocation might result in a deficit balance.

The net income (loss) attributed to the NCI was separately designated in the accompanying statements of operations and comprehensive income. Losses attributable to the NCI in a subsidiary may exceed the NCI’s interests in the subsidiary’s equity. The excess attributable to the NCI is attributed to those interests. The NCI shall continue to be attributed its share of losses even if that attribution results in a deficit NCI balance.

f.	Segment Reporting
ASC 280, Disclosure about Segments of an Enterprise and Related Information, requires disclosure of reportable segments used by management for making operating decisions and assessing performance. Reportable segments are categorized by products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. ASC 280 has effect on the Company’s financial statements. The Company generated three categories of revenues: products sold, commission received for insurance agency business, and membership fees collected from members. See segment reporting spreadsheet on Note 12.

g.     Recent Accounting Pronouncements

In April 2010, the FASB issued Accounting Standard Update 20-10-17, “Revenue Recognition—Milestone Method (Topic 605): Milestone Method of Revenue Recognition” or ASU 2010-17. This update provides guidance on the recognition of revenue under the milestone method, which allows a vendor to adopt an accounting policy to recognize all of the arrangement consideration that is contingent on the achievement of a substantive milestone (milestone consideration) in the period the milestone is achieved. The pronouncement is effective on a prospective basis for milestones achieved in fiscal years and interim periods within those years, beginning on or after June 15, 2010. The adoption of this ASU does not have a material impact on the Company’s consolidated financial statements.

In April 2010, the FASB issued Accounting Standards Update 2010-13, “Compensation—Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades,” or ASU 2010-13. ASU 2010-13 provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The Company does not expect the adoption of this ASU to have a material impact on the Company’s consolidated financial statements.

In March 2010, the FASB issued ASU No. 2010-11 –Scope Exception Related to Embedded Credit Derivatives. Embedded credit-derivative features related only to the transfer of credit risk in the form of subordination of one financial instrument to another are not subject to potential bifurcation and separate accounting, as clarified by recently issued FASB guidance. Other embedded credit-derivative features are required to be analyzed to determine whether they must be accounted for separately. This update provides guidance on whether embedded credit-derivative features in financial instruments issued by structures such as collateralized debt obligations (CDOs) and synthetic CDOs are subject to bifurcation and separate accounting. The guidance is effective at the beginning of a company’s first fiscal quarter beginning after June 15, 2010. The Company does not expect the adoption of this ASU to have a material impact on the Company’s consolidated financial statements.

In March 2010, the FASB issued ASU No. 2010-10 –Amendments for Certain Investment Funds. This update defers the effective date of the amendments to the consolidation requirements made by FASB Statement 167 to a reporting entity’s interest in certain types of entities. The deferral will mainly impact the evaluation of reporting enterprises’ interests in mutual funds, private equity funds, hedge funds, real estate investment entities that measure their investment at fair value, real estate investment trusts, and venture capital funds. The ASU also clarifies guidance in Statement 167 that addresses whether fee arrangements represent a variable interest for all service providers and decision makers. The ASU is effective for interim and annual reporting periods in fiscal years beginning after November 15, 2009. The adoption of this ASU does not have a material impact on the Company’s consolidated financial statements.

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

5.	Inventories
Inventories as of September 30, 2010 and March 31, 2010 consisted of the following:

	September 30, 2010	March 31, 2010
	(Unaudited)	(Audited)
Raw materials	$61,745	$47,859
Finished goods	274,304	93,093
Total	$336,049	$140,952

6.	Advanced to Stockholders/ Officers, Net

Amounts advanced to stockholders/officers are unsecured, non-interest bearing, and have no set repayment date. As of September 30, 2010 and March 31, 2010, the total net amounts of advanced to the stockholders/officers were $2,399,922 and $2,367,998, respectively. This represented the net amounts lent by the Company to stockholders/officers. All advances to Mr. Honggang Yu occurred before May 14, 2009, the “Share Exchange” date.

	September 30, 2010	March 31, 2010
	(Unaudited)	(Audited)
Mr. Honggang Yu	$2,399,922	$2,367,998
Total	$2,399,922	$2,367,998

7.	Property and Equipment – Net

Property and equipment, less accumulated depreciation, consisted of the following:

		Estimated	September 30, 2010	March 31, 2010
		Life	(Unaudited)	(Audited)
Buildings		20	$3,223,832	$3,167,522
Vehicles		3-5	196,730	178,197
Equipments and office furniture		5	82,580	72,571
Software		3	43,592	42,658
	Subtotal		3,546,734	3,460,948
Less: accumulated depreciation			484,344	391,586
	Total		$3,062,390	$3,069,362

Depreciation expenses charged to operations were $83,939 and $79,806 for the six months ended September 30, 2010 and 2009, respectively.

8.	Taxation
a.	Corporation Income Tax (“CIT”)

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

In accordance with the relevant PRC tax laws and regulations, Vantone Manufacturing is subject to CIT at 27% and 25% tax rate before, on and after January 1, 2008, respectively. However, on April 14, 2010, in accordance with the relevant tax laws and regulations of the PRC, Vantone Manufacturing was approved by PRC Tax Authority, and is entitled to full exemption from CIT for two years starting from January 1, 2008, and a 50% reduction in CIT for the next three years, As a result, Vantone Manufacturing was entitled to a full exemption from CIT for the years 2008 and 2009. Commencing from January 2010, Vantone Manufacturing began to be charged CIT at a12.5% rate, half of regular CIT rate 25%.

On June 22 and August 31, 2010. Vantone Manufacturing’s KangPing branch was approved for cancellation of national and local tax registration by Liaoning Kangping National and Local Tax Bureau.

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

The net deferred tax assets, current and noncurrent, in the accompanying balance sheet were $174,909 and $123,101 as of September 30 and March 31, 2010, respectively. There were no deferred tax liabilities as of September 30, 2010 and March 31, 2010. Valuation allowances were none for the fiscal six months ended September 30, 2010 and 2009. The deferred tax assets primary resulted from tax credit carry forward.

The components of income tax benefits related to continuing operations were as follows:

	For The Fiscal Six Months Ended September 30,
	2010	2009
	Unaudited	Unaudited
Current	$244,985	$307,636
Deferred income tax benefits	(48,565)	(67,769)
Total	$196,420	$239,867

The following is a reconciliation of the statutory tax rate to the effective tax rate for the six months ended September 30, 2010 and 2009:

	For The Fiscal Six Months Ended September 30,
	2010	2009
	Unaudited	Unaudited
U.S. statutory corporate income tax rate	34%	34%
PRC tax rate difference	-9%	-9%
Net effect of tax exmption/non-taxable income/non-deductible expenses	-7%	8%
Effective tax rate	18%	33%

The tax effect of temporary differences that give rise to the Company’s deferred tax assets as of September 30, 2010 and March 31, 2010 were as follows:

	September 30, 2010	March 31, 2010
	(Unaudited)	(Audited)
Deferred income taxes assets :
Loss carryforward	$174,909	$123,101
Total deferred income taxes assets - current	$174,909	$123,101

b.	Value Added Tax (“VAT”)

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

Vantone Yuan is also subject to VAT on merchandise sales in the PRC. A small scale VAT rate of 4% was applicable prior to February 1, 2008, and a general VAT rate of 17% was applicable for the merchandise sales on and after February 1, 2008, respectively

c.	Business Tax (“BT”)

The Company is also subject to business tax, which is charged on the service income at a rate of 5% in accordance with the tax law in Liaoning Province of PRC.

d.	Taxes Payable

As of September 30, 2010 and March 31, 2010, taxes payable consisted of the following:

	September 30, 2010	March 31, 2010
	(Unaudited)	(Audited)
Value-added taxes	$253,243	$190,573
Corporate income tax provision	367,271	118,537
Business taxes	(34,249)	226
Individual income tax withholdings	12	14
City construction, education, and other taxes	27,701	3,208
Total	$613,978	$312,558

9.	Operating Lease Commitments

The Company leases certain office spaces under operating lease agreements. The rental expenses under operating leases were $18,247 and $12,730 for the six months ended September 30, 2010 and 2009, respectively. The following is a schedule of future minimum rental payments required under operating leases that had initial or remaining non-cancelable lease terms beyond September 30, 2010.

For The Fiscal Six Months Ending September 30,	Amount
2011	$35,735
2012	34,831
2013	5,834
Total minimum rental payments required	$76,400

	10.	Stockholder’s Equity
a.	Common Stock

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

On May 24, 2010, the Company issued 100,000 common shares in exchange for the Wilson Warrant.

The following table presents warrant actively through September 30, 2010:

	Warrants	Weighted Average	Average Remaining	Aggregate Intrinsic
	Outstanding	Exercise Price	Life in years	Value
Outstanding, April 1, 2010	100,000	$-	-	$-
Granted	-	-	-	-
Forfeited	-	-	-	-
Exercised	100,000	-	-	-
Outstanding, September 30, 2010	-	$-	-	$-

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

The additional paid-in capital represents the excess of the aggregate fair value of the capital contributed over the par value of the stock issued. There was $1,919, 800 and $1,887,100 additional paid-in capital as of September 30, 2010 and March 31, 2010, respectively.

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

The Company established and segregated in retained earnings an aggregate amount of $794,271 and $724,764 for the Statutory Surplus Reserve as of September 30, 2010 and March 31, 2010, respectively.

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

The Company engages in two types of business activities: daily commodities (including healthcare and beauty products, feminine hygiene products) sales and insurance agency service. In addition, the Company collects the membership and network service fees from the members who would like to sell the Company’s daily commodities and joint the Company as one of its insurance agent. The chief operating decision makers evaluate performance, make operating decisions, and allocate resources based on the separated type of business financial data. Gross profit, operating income, income from operations, and income taxes are allocated to specific business activities within the organization. In accordance with ASC 280 “Disclosures about Segments of an Enterprise and Related Information” the Company is considered to have two reportable segments. The Company is required to disclose certain information about profit or loss, total assets and liabilities, geographic areas, regulatory environments, major customers, and long-lived assets. Following is a summary of segment information for the six months ended September 30, 2010 and 2009:

	For The Fiscal Six Months Ended September 30, 2010
	Products Sold	Insurance Agency
	and Related Service	Related Service	Total
Total assets	$15,940,357	$701,659	$16,642,015
Total long - lived assets, net	$2,561,147	$501,243	$3,062,390
Total liabilities	$1,799,188	$116,940	$1,916,128

Revenue from products sold	$1,563,440	$-	$1,563,440
Revenue from service rendered	$-	$18,436	$18,436
Membership fees collected	$261,059	$-	$261,059
Network service fees	$-	$1,008	$1,008
Income (loss) from operations	$1,179,261	$(91,922)	$1,087,339
Depreciation expenses	$67,599	$16,341	$83,939
Interest revenue	$5,584	$160	$5,744
Noncontrolling interest	$-	$(7,452)	$(7,452)
Income tax expenses (benefits)	$226,181	$(29,761)	$196,420

	For Fiscal Six Months Ended September 30, 2009
	Products Sold	Insurance Agency
	and Related Service	Related Service	Total

Total assets	$8,668,373	$815,063	$9,483,436
Total long - lived assets, net	$2,621,090	$519,889	$3,140,979
Total liabilities	$789,125	$123,888	$913,013

Total revenue	$3,928,788	$246,032	$4,174,820
Income (loss) from operations	$808,782	$(90,260)	$718,522
Depreciation expenses	$64,173	$15,633	$79,806
Interest revenue	$10,640	$296	$10,936
Interest expenses	$7,496	$-	$7,496
Noncontrolling interest	$-	$(10,224)	$(10,224)
Income tax expenses (benefits)	$262,111	$(22,244)	$239,867

13．Geographical Risks

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

14.	Concentration of Business

a.      Major Customers

The following summarizes products sold to major customers (each 10% or more of total products sold):

For Fiscal Six Months	Sold to Major	Number of	Percentage of
Ended September 30,	Customers	Customers	Total Products Sold
2010	$ 532,488	2	34.06%
2009	$ 1,077,009	2	27.43%

The following summarizes insurance agency service fees received from major insurance company (each 10% or more of total insurance agency service fees received):

For Fiscal Six Months	Revenue from	Number of	Percentage of
Ended September 30,	Major Insurance Co.	Insurance Co.	Total Service Rendered
2010	$ 18,436	3	100.00%
2009	$ 234,144	1	95.17%

b.           Major Suppliers

The following summarizes raw materials and products purchased from major suppliers (each 10% or more of total raw material and products purchased):

	Purchased from	Number of	Percentage of
For Fiscal Six Months Ended September 30,	Major Suppliers	Suppliers	Total Purchased
2010	$ 749,700	5	98.25%
2009	$ 1,085,234	3	47.77%

15.	Subsequent Events

On October 12, 2010, Vantone Yuan had made its cash contribution of RMB20 million (equivalent to $2,996,978 as of October 12, 2010) into Vantone Small Financing. In exchange for this contribution, the equity in Vantone Small Financing was allocated 29.3% to Vantone Yuan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

We offer consumers a free membership in the Vantone Shop, which permits them to use the website to obtain direct links to insurance underwriters and to purchase our daily commodities, health, and beauty products. In addition we offer VIP Memberships, which allow the VIP Members to receive reward points by purchasing our commodities for themselves or other persons. We also offer Network Service Memberships, which allow the network service members to provide insurance agency services to our common membership and/or receive reward points by purchasing our commodities for themselves or other persons. Of these revised operations, in the three months ended September 30, 2010 our Vantone Shop attracted approximately 1402 VIP Memberships and 7 Network Service Memberships, and for six months ended September 30, 2010 the Vantone Shop had 20,707 VIP Memberships and 741 Network Service Memberships.  We received RMB 7,016,780 (equivalent to $1,048,664) in the six months ended September 30, 2010 as VIP and Network Service Membership fees.

The VIP memberships have a one year term.  Therefore, of the RMB 6,794,480 (equivalent to $1,015,441) received from VIP members during the six months ended September 30, 2010. We recognized $261,059 in revenue for the six months ended September 30, 2010 and deferred the remainder for recognition during the remainder of the terms of the memberships.

Network Service Memberships are permanent. Therefore, we are recognizing the revenue from Network Service Memberships over a term that ends on the expiration date of the operations of Kang Ping Vantone. During the six month ended September 30, 2010 subscribers to the Network Service Memberships paid  RMB222,300 (equivalent to $33,233) in membership fees, of which we recognized $1,008 as revenue for the six months ended September 30, 2010 and deferred the remainder for recognition over the remaining life of Kang Ping Vantone.

The VIP and Network Service Memberships fees accounted for nearly 2% and 14% of our sales revenue for the three months and the six months ended September 30, 2010.  During that period, our revenue from the sale of products (identified as “products sold” on our statements of operations) fell from $2,011,508 in the three months ended September 30, 2009 to $1,497,448 (97% of total revenue). And our revenue from the sale of products fell from $3,927,031 in the six months ended September 30, 2009 to $1,563,440 (85% of total revenue). This occurred because we cancelled our traditional sales agent operation model and established “Vantone Insurance Online Shop” (“Vantone Shop”) in April 2010. Vantone started to distribute commodities on the Vantone Shop from June 2010. As a result,  our net revenue decrease to $1,541,752 for the three months ended September 30, 2010 from $2,101,446 for the three months ended September 30, 2009, and our revenue decrease to $1,843,943 for six months ended September 30, 2010 from $4,174,820 for the six months ended September 30, 2009.

Likewise, although we established Vantone Shop for the sale of insurance products, our insurance business remains insignificant.   For the three months ended September 30, 2010, our revenue from the sale of insurance policies (identified as “service rendered” on our Statements of Operations) fell from $89,938 to $9,562(1% of total revenue). For the six months ended September 30, 2010, our revenue from the sale of insurance policies fell from $246,032 to $18,436 (1% of total revenue). The primary reason for the lack of vitality in our insurance business was that we focused on initiating the Vantone Insurance B2C Network as our point of entry into the national insurance market.  The complexity of developing this mode of insurance marketing, which is new to China, delayed the expansion of our insurance business. At present we are uncertain of the future development of our insurance business, although we expect that over the long term it will grow into a significant factor in our overall revenue.

Our gross margin during the three months ended September 30, 2010 was 63% compared to 34% in the three months ended September 30, 2009,  during the six months ended September 30, 2010 was 67% compared to 38% in the six months ended September 30, 2009.  Gross margin was very high, because there was little cost involved in acquiring the VIP and Network Service Memberships fees. In addition, Due to the significant recent changes in our business operations, the new products which we distribute on our Vantone shop involve low cost and high gross margin, and the products sales revenue constituted 97% and 85% of our revenue for the three months and six months ended September 30, 2010 and 2009, respectively.

Our selling, general and administrative expenses in the three months ended September 30, 2010 were 41% lower than in the three months ended September 30, 2009. Similarly, in the six months ended September 30, 2010 were 44% lower than in the six months ended September 30, 2009. Selling expenses were immaterial in the recent two quarters, and due to the absence of sales personnel which were 96% and 97% lower than in the three months and the six months ended September 30, 2009 respectively. General and administrative expenses were 19% and 28% lower than in the three months and six months ended September 30, 2009 respectively. And we were able to reverse a bad debt expense of $256,882 and $347,723 in the three months and six months ended September 30, 2010, respectively, taken in a prior period when we collected the receivable against which we had reserved.

Due to the high gross margin and low operating expenses that we incurred in the three months ended September 30, 2010 our net income before taxes and provision for noncontrolling interest increased by 227% from $991,349 to $303,259 compared three months ended September 30, 2009. After deducting net loss attributable to the noncontolling interest and calculating the provision for income taxes, based on the Chinese national corporate tax rates, our net income for the three months ended September 30, 2010 was $840,225 ($.03 per share), compared to $210,119 ($.01per share) in the three months ended September 30, 2009.

In the six months ended September 30, 2010 our net income before taxes and provision for noncontrolling interest increased by 53% from $716,698 to $1,092,973 compared six months ended September 30, 2009. After deducting net loss attributable to the noncontolling interest and calculating the provision for income taxes, based on the Chinese national corporate tax rates, our net income for the six months ended September 30, 2010 was $904,005 ($.03 per share), compared to $478,055($.02 per share) in the six months ended September 30, 2009.

Our business operates primarily in Chinese Renminbi (“RMB”), but we report our results in our SEC filings in U.S. Dollars.  The conversion of our accounts from RMB to Dollars will result in translation adjustments.  While our net income will be added to the retained earnings on our balance sheet; the translation adjustments will be added to a line item on our balance sheet labeled “accumulated other comprehensive income,” since they will be more reflective of changes in the relative values of U.S. and Chinese currencies than of the success of our business.  During the six months ended September 30, 2010, the effect of converting our financial results to Dollars was to add $268,294 to our accumulated other comprehensive income.  In the six months ended September 30, 2009, $7,735 was added to our accumulated other comprehensive income.

Liquidity and Capital Resources

After our shareholders made the initial contribution of our registered capital, the growth of our business has been funded, primarily, by the revenues resulted from our business operations.

Our working capital on September 30, 2010 totaled $11,691,264, an increase of $1,199,586 from our $10,491,678 in working capital as of March 31, 2010. The increase was approximately equal to our net income.  Our cash flow from operations exceeded net income, however, as operations in the six months ended September 30, 2010 produced $4,173,818 in cash.  The excess over net income was primarily the result of our collection of accounts receivable and our receipt of VIP membership fees that we have accounted for as deferred revenue.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.  Controls and Procedures.

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

Item 1. Legal Proceedings

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1A. Risk Factors

There has been no material change in the risk factors set forth in Item 1A of the Company’s Annual Report on Form 10-K for the year ended March 31, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

We have not sold any equity securities during the three months ended September 30, 2010 that were not previously disclosed in a current report on Form 8-K that was filed during that period.

Item 3. Defaults Upon Senior Securities

None

Item 4. (Removed & Reserved)

Item 5. Other Information

There was no other information during the three months ended September 30, 2010 that was not previously disclosed in a current report on Form 8-K that was filed during that period.

Item 6. Exhibits

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VANTONE INTERNATIONAL GROUP, INC.

Date: November 15 , 2010	By: /s/ Honggang Yu
Honggang Yu, Chief Executive Officer
and Chief Financial Officer