Form 10-Q
period 2010-12-31
VANTONE INTERNATIONAL GROUP, INC.
filed 2011-02-18
CIK 1101423

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_______________

FORM 10-Q
_______________

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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

APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date: On February 17, 2011, there were 30,001,000 shares of Common Stock, par value $.001 per share, outstanding.

VANTONE INTERNATIONAL GROUP, INC.
FORM 10-Q
QUARTERLY PERIOD ENDED DECEMBER 31, 2010

Part I
Financial Information

ITEM 1.  FINANCIAL STATEMENTS

Vantone International Group, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31, 2010	March 31, 2010
Assets	(Unaudited)	(Audited)
Assets:
Current Assets
Cash and equivalents	$7,271,448	$5,159,615
Accounts receivable, net of allowance
for doubtful amounts of $83,877 and $427,357, respectively	754,897	3,846,213
Insurance commissions receivable	2,540	3,659
Interests receivable	3,092	-
Loans receivable	1,696,073	-
Less: Unearned income	(59,925)	-
Allowance for loan losses	(16,961)	-
Total loans receivable, net	1,619,187	-
Advanced to suppliers	196,219	13,346
Inventories	474,805	140,952
Advanced to stockholders/officers, net	2,421,690	2,367,998
Prepayments and other current assets	244,573	240,405
Deferred income tax assets-current	173,701	123,101
Total Current Assets	13,162,152	11,895,289

Property and Equipment - Net	1,831,724	1,881,125
Non-Operating Property	1,228,473	1,188,237
Total Assets	16,222,349	14,964,651

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable and accrued expenses	53,201	161,704
Insurance commissions payable	398	318
Customer deposits	188,357	723,737
Taxes payable	148,421	312,558
Deferred VIP membership revenue	503,919	-
Deferred network service revenue-current	4,169	-
Other current liabilities	218,850	205,294
Total Current Liabilities	1,117,315	1,403,611

Deferred Network Service Revenue-Noncurrent	27,098	-
Total Liabilities	1,144,413	1,403,611

Stockholders' Equity:
Vantone International Group Equity
Common stock - $0.001 par value, 100,000,000 shares
authorized, 30,001,000 and 29,901,000 shares issued and outstanding ,respectively*	30,001	29,901
Additional paid-in capital	1,919,800	1,887,100
Deferred compensation	-	32,800
Reserve funds	818,683	724,764
Retained earnings	11,139,584	10,155,893
Accumulated other comprehensive income	1,111,594	660,840
Total Vantone International Group, Inc. Stockholders' Equity	15,019,662	13,491,298
Non-controlling Interest	58,274	69,742
Total Equity	15,077,936	13,561,040

Total Liabilities and Stockholders' Equity	$16,222,349	$14,964,651

*: As restated to show recapitalization.

The accompanying notes are an integral part of these consolidated financial statements.

Vantone International Group, Inc. and Subsidiaries
Consolidated Statements of Operations

	For Fiscal Three Months Ended December 31,		For Fiscal Nine Months Ended December 31,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues
Products sold	$1,290,537	$480,309	$3,206,455	$4,407,340
Sales discount for products	(608,535)	-	(961,013)	-
Insurance service rendered	4,737	24,087	23,173	270,119
Franchise joining fees	-	439	-	2,196
VIP membership fees	253,785	-	514,844	-
Network service fees	1,031	-	2,039	-
Financing interests	40,896	-	40,896	-
Total Revenues	982,451	504,835	2,826,394	4,679,655

Cost of Goods Sold
Products sold	243,719	302,673	831,530	2,651,825
Insurance service rendered	2,287	20,303	17,821	264,048
Franchise joining cost	-	22	-	120
VIP membership cost	13,852	-	28,080	-
Network service cost	56	-	111	-
Financing cost	2,150	-	2,150	-
Total Cost of Goods Sold	262,064	322,998	879,692	2,915,993

Gross Profit	720,387	181,837	1,946,702	1,763,662

Operating Expenses
Selling expenses	6,063	82,857	11,460	287,488
Loss on fixed assets disposal	-	6,043	2,677	6,043
Bad debt recoveries	(2,442)	-	(350,165)	-
Provision for loan losses	16,592	-	16,592	-
General and administrative expenses	375,885	286,442	854,510	951,339
Total Operating Expenses	396,098	375,342	535,074	1,244,870

Income (Loss) From Operations	324,289	(193,505)	1,411,628	518,792

Other Income
Interest income, net	4,520	1,492	10,264	4,932
Other income (expenses), net	-	106,501	(110)	107,462
Total Other Income	4,520	107,993	10,154	112,394

Income (Loss) Before Taxes	328,809	(85,512)	1,421,782	631,186
Provision for Income Taxes	159,220	12,508	355,640	252,375
Income Before Non-controlling Interest	169,589	(98,020)	1,066,142	378,811

Less: Net loss attributable to the non-controlling interest	(4,016)	(4,423)	(11,468)	(14,647)

Net Income (Loss) Attributable to
Vantone International Group, Inc.	$173,605	$(93,597)	$1,077,610	$393,458

Net Income (Loss) Per Common Share:
- Basic and Diluted	$0.01	$(0.00)	$0.04	$0.01

Weighted Common Shares Outstanding *
- Basic and Diluted	29,981,370	29,901,000	29,981,370	29,901,000

*: As restated to show recapitalization.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Vantone International Group, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income

	For The Fiscal Nine Months Ended December 31,
	2010	2009
	(Unaudited)	(Unaudited)

Net Income Before Non-controlling Interest	$1,066,142	$378,811
Other Comprehensive Income:
Foreign Currency Translation Adjustment	450,754	6,632
Total Comprehensive Income	$1,516,896	$385,443

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Vantone International Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	For The Fiscal Nine Months Ended December 31,
	2010	2009
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities
Net Income	$1,077,610	$393,458
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities
Bad debt adjustment	(350,165)	-
Provision for loan losses	16,592	-
Depreciation	127,556	120,727
Net loss attributable to non-controlling interest	(11,468)	(14,647)
Deferred income tax benefits	(45,422)	(80,062)
Loss on disposal of inventories	-	10,478
Loss on disposal of fixed assets	2,677	6,043
Changes in operating assets and liabilities:
Accounts receivable	3,462,269	457,672
Insurance commissions receivable	1,202	21,306
Interest receivable	(3,092)	-
Advanced to suppliers	(176,446)	(93,473)
Inventories	(318,302)	(261,384)
Prepayments and other current assets	3,843	231,562
Accounts payable and accrued expenses	(110,246)	456,034
Insurance commissions payable	67	(32,459)
Customer deposits	(541,549)	300,852
Taxes payable	(168,998)	304,184
Deferred VIP membership revenue	503,919	-
Other current liabilities	6,388	215,155
Deferred network service revenue	31,267	-
Net Cash Provided by Operating Activities	3,507,702	2,035,446

Cash Flows From Investing Activities
Net increase in loans receivable	(1,636,148)	-
Payment for purchase of property and equipment	(20,543)	(42,309)
Proceeds from related parties return loan	-	760,983
Payment to related parties	-	(612,747)
Net Cash (Used in)Provided by Investing Activities	(1,656,691)	105,927

Cash Flows From Financing Activities
Payment for acquired non-controlling interest	-	(73,241)
Proceeds from stockholders/officers return of advances	-	137,057
Payment to stockholders/officers	-	(831,031)
Net Cash Used in Financing Activities	-	(767,215)

Net Increase in Cash and Equivalents	1,851,011	1,374,158
Effect of Exchange Rate Changes on Cash	260,822	9,903
Cash and Equivalents at Beginning of Period	5,159,615	1,441,411
Cash and Equivalents at End of Period	$7,271,448	$2,825,472

Supplemental Disclosures of Cash Flow Information:
Interest paid	$-	$-
Income taxes paid	$255,988	$162,509

Supplemental Schedule of Non-Cash Investing and Financing Activities:
Other receivable converted to stockholders/officers loan	$-	$(1,304,208)
Recorded deferred interest expenses for discount on loan to related parties	$-	$(37,986)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Vantone International Group, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

1. 1. Basis of Presentation

a.	Interim Financial Statement

The unaudited consolidated financial statements of Vantone International Group, Inc. and subsidiaries (the "Company") have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the requirements for reporting on Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. However, the information included in these interim financial statements reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year. The consolidated balance sheet information as of March 31, 2010 was derived from the audited consolidated financial statements included in the Company's Annual Report on Form 10-K. These interim financial statements should be read in conjunction with that report.

The unaudited consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany balances and transactions have been eliminated.

b.	Description of Business and Reverse Merger

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

On April 7, 2008, Mr. Honggang Yu purchased 5,175,000 shares of the Company’s common stock, representing 86.9% of the outstanding shares. The shares were purchased from Gregory M. Wilson and Kaniksu Financial Service, Inc.

Effective on August 17, 2009, the name of the Company was changed from Senior Optician Service Inc. (“Senior Optician”) to “Vantone International Group, Inc.” (“Vantone International”)

On May 14, 2009, Senior Optician acquired all of the outstanding capital stock of Vantone USA Inc. (“Vantone USA”)

Upon completion of the Share Exchange, there were 29,901,000 shares of Vantone International common stock issued and outstanding. On May 24, 2010, the Company issued additional100, 000 common shares in exchange for the Wilson Warrant. As of result, the Company had 30,001,000 common shares issued and outstanding as of December 31, 2010. The recapitalizations are described in further detail in Note 7 to the accompanying consolidated financial statements.

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

Vantone International, Vantone USA, Vantone Small Financing, Vantone Manufacturing, and all of Vantone Manufacturing’s variable interest entities listed below will be called “the Company” in the accompanying consolidated financial statements.

Vantone Small Financing

On September 27, 2010, in an attempt to expand the Company’s business in China, Vantone International formed a joint venture with Vantone Yuan that focuses on providing micro financing service to the clients in China. The joint venture operates under the name “Shenyang Heping District Vantone Small Financing Co., Ltd. (“Vantone Small Financing”)”. Vantone Small Financing has registered capital in amount of $10 million. The joint venture agreement provided that Vantone International will contribute $7.07 million and Vantone Yuan will contribute $2.93 million within six months starting from September 27, 2010, the received date of operation certificate. In exchange for those contributions, the equity in Vantone Small Financing will be allocated 70.7% to Vantone International and 29.3% to Vantone Yuan. The term of this joint venture is 10 years starting from September 27, 2010 to September 26, 2020.

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

Liaoning Vantone Insurance Agent Co., Ltd. (“Vantone Insurance”), in which Vantone Yuan acquired a 78% ownership interest on November 16, 2007.  On June 8, 2009 Vantone Yuan purchased a 10% ownership interest from the other shareholder. Therefore Vantone Yuan has held an 88% ownership interest since this change. Vantone Insurance engages in the insurance agency business, mainly representing the insurance products of New China Life Insurance Co., Ltd. ZhongYi Life Insurance Co., Ltd and Heng An Life Insurance Corporation in the Shenyang District of the PRC.

c.	Fiscal Year

The Company’s fiscal year ends on March 31. The accompanying unaudited consolidated financial statements of operations and cash flows included activities for the nine months ended December 31, 2010 and 2009, respectively.

d.	Principle of Consolidation

The accompanying unaudited consolidated financial statements present the financial position, results of operations and cash flows of the Company and all entities in which the Company has a controlling voting interest. The unaudited consolidated financial statements also include the accounts of any variable interest entities in which the Company is considered to be the primary beneficiary and such entities are required to be consolidated in accordance with accounting principles generally accepted in the United States (“US GAAP”). These unaudited consolidated financial statements include the financial statements of Vantone International, Vantone USA, Vantone Small Financing, Vantone Manufacturing, and Vantone Manufacturing’s variable interest entities. All significant intercompany transactions and balances are eliminated in consolidation.

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

e.	Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in United States requires management to make estimates and assumptions that affect the amount reported in the consolidated financial statements and the accompany notes. Actual results could differ from those estimates.

f.	Foreign Currency Translation

The reporting currency of the Company is the U.S. dollar. The functional currencies of the Company's subsidiaries are local currencies, primarily the Chinese Renminbi. The financial statements are translated into U.S. dollars using period-end rates of exchange for assets and liabilities and average rates of exchange for the period for revenues and expenses. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in other comprehensive income or loss.

 The following rates are used in translating the RMB to the U.S. Dollar presentation disclosed in these unaudited consolidated financial statements for the nine months ended December 31, 2010 and 2009, respectively.

		For The Fiscal Nine Months Ended of December 31,
		2010		2009
Assets and liabilities	period ended rate of RMB	¥6.6023	/per USD	¥6.8270	/per USD

Revenue and expenses	average rate of RMB	¥6.7491	/per USD	¥6.8294	/per USD

g.	Accounts Receivable

Accounts receivable are recognized and carried at original invoice amount less allowance for any uncollectible amounts. The Company provides an allowance for doubtful accounts equal to the estimated losses that will be incurred in the collection of receivables. The estimated losses are based on a review of the current status of the existing receivables. The allowance for doubtful accounts for the quarter ended December 31, 2010 and the fiscal years ended March 31, 2010 were $83,877 and $427,357, respectively.

h.	Inventories

The Company recorded the inventories at the lower of cost or market. Cost of raw materials and purchased finished goods are determined on a first-in, first-out basis (“FIFO”). Manufactured finished goods are determined on the weighted average basis and are comprised of direct materials, direct labor, and an appropriate proportion of overhead.

i.	Fair Value Measurements

For certain of the Company’s financial instruments, including cash and equivalents, accounts receivable, interests receivable, loans receivable, advanced to suppliers, inventories, prepaid and other current assets, deferred income tax assets, accounts payable and accrued expenses, customer deposits, taxes payable, and other current liabilities, the carrying amounts approximate their fair values due to the immediate or their short maturities.

ASC Topic 820, “Fair Value Measurements and Disclosures,” requires disclosure of the fair value of financial instruments held by the Company. ASC 825, “Financial Instruments,” defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures.  The carrying amounts reported in the consolidated balance sheets for receivables, certain other current assets and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

☐	Level 1 inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets.

☐
Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

☐	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The Company did not identify any other non-recurring assets and liabilities that are required to be presented in the consolidated balance sheets at fair value in accordance with ASC 825.

j.	Property and Equipment - Net

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

k.	Insurance Commissions Receivable and Payable

The Company has separately reflected receivables and payables arising from its insurance-related businesses on the accompanying consolidated balance sheets. The captions “insurance commission receivable” and “insurance commissions payable” include insurance commissions in the Company’s Commercial Insurance Services business. In general, the insurance commission was calculated based on the agency agreement with insurance carriers. Since the insurance carriers settled the insurance commission at fixed period, the Company recorded the commissions receivable from insurance carriers as “insurance commission receivable” when it incurred. Simultaneity, the Company calculated appropriate commission to agents and brokers as “insurance commission payable”.

l.	Stock-Based Compensation

The Company measures compensation expense for its non-employee stock-based compensation under ASC 505-50, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”.  The fair value of the option issued is used to measure the transaction, as this is more reliable than the fair value of the services received.  Fair value is measured as the value of the Company’s common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty’s performance is complete.  The fair value of the equity instrument is charged directly to compensation expense and additional paid-in capital.

m.	Revenue Recognition

Revenue includes sales of products, insurance services rendered, small amount financing and mortgage service, VIP membership fee and network service fees collected.

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

Insurance service income, which is commission income from the sale of insurance contracts, is recognized when the customer is bound to the contract after completion of any rescission period offered by the insurance underwriter.

The financing interest income was from micro financing service provided to the clients in China. The interests were calculated base on interest rate and loans period in contact with borrowers. The Company  recorded loans principal and interests received in advance on “loans receivable” and “unearned income”.

The revenues from service provided to and/or VIP membership fees and network service fees collected from E-commerce members were recognized base on the service and/or membership contract terms and deferred the remainder for recognition during the remainder of the terms of the memberships. Network Service Memberships are permanent. Therefore, we are recognizing the revenue from Network Service Memberships over a term that ends on the expiration date of the operations of Kang Ping Vantone.

n.	Reclassifications

Certain amounts reflected in the consolidated financial statements for the nine months ended December 31, 2009 have been reclassified to conform to the presentation for the nine months ended December 31, 2010.

o.	Income Taxes

Vantone International and Vantone USA file federal consolidated income taxes. The Company’s PRC subsidiary, Vantone Small Financing and Vantone Manufacturing, file income tax returns under the Income Tax Law of the People's Republic of China concerning Foreign Investment Enterprises and Foreign Enterprises and local income tax laws. Vantone Yuan and its subsidiaries file income tax returns under the Income Tax Law of the People's Republic of China.

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

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, (“FIN 48”), codified in FASB ASC Topic 740, on January 1, 2007. As a result of the implementation of FIN 48, the Company made a comprehensive review of its portfolio of tax positions in accordance with recognition standards established by FIN 48, and the Company recognized no material adjustments to liabilities or stockholders’ equity. When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.  Interest associated with unrecognized tax benefits is classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of income. The adoption of FIN 48 did not have a material impact on the Company’s financial statements. On December 31, and March 31, 2010, the Company did not take any uncertain positions that would necessitate recording of tax related liability.

p.	Non-Controlling Interests

Effective April 1, 2009, the Company adopted FASB ASC Topic 810, “Consolidation,” which established new standards governing the accounting for and reporting of non-controlling interests (NCIs) in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Certain provisions of this standard indicate, among other things, that NCIs (previously referred to as minority interests) be treated as a separate component of equity, not as a liability (as was previously the case), that increases and decreases in the parent’s ownership interest that leave control intact be treated as equity transactions rather than as step acquisitions or dilution gains or losses, and that losses of a partially owned consolidated subsidiary be allocated to the NCI even when such allocation might result in a deficit balance.

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

q.	Basic and Diluted net income per share

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

r.	Segment Reporting

ASC 280, Disclosure about Segments of an Enterprise and Related Information, requires disclosure of reportable segments used by management for making operating decisions and assessing performance. Reportable segments are categorized by products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. ASC 280 has effect on the Company’s financial statements. The Company generated four categories of revenues: products sold, commission received for insurance agency business, membership fees collected from members and Financing interest. See segment reporting spreadsheet on Note 13.

s.	Recent Accounting Pronouncements

In July 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” ASU No. 2010-20 amends the guidance with ASC Topic 310, “Receivables” to facilitate financial statement users’ evaluation of (1) the nature of credit risk inherent in the entity’s portfolio of financing receivables; (2) how that risk is analyzed and assessed in arriving at the allowance for credit losses; and (3) the changes and reasons for those changes in the allowance for credit losses. The amendments in ASU No. 2010-20 also require an entity to provide additional disclosures such as a roll forward schedule of the allowance for credit losses on a portfolio segment basis, credit quality indicators of financing receivables and the aging of past due financing receivables. The Company is required to adopt ASU No. 2010-20 as of December 15, 2010 and is currently evaluating the impact the new disclosure requirements will have on its financial statements and notes

In April 2010, the FASB issued Accounting Standard Update 20-10-17, “Revenue Recognition—Milestone Method (Topic 605): Milestone Method of Revenue Recognition” or ASU 2010-17. This update provides guidance on the recognition of revenue under the milestone method, which allows a vendor to adopt an accounting policy to recognize all of the arrangement consideration that is contingent on the achievement of a substantive milestone (milestone consideration) in the period the milestone is achieved. The pronouncement is effective on a prospective basis for milestones achieved in fiscal years and interim periods within those years, beginning on or after June 15, 2010. The adoption of this ASU does not have a material impact on the Company’s consolidated financial statements.

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

2.	Accounts Receivable and Allowance for Doubtful Accounts

During the second half of the fiscal year 2010, China experienced the coldest winter in fifty years.  Demand for the Company’s jade mattresses with regulated temperature spiked and its bamboo fiber quilts were lager, high gross profit for sales this product. In order to prompt our revenue and support our agents, The Company provided major customers with short term credit before March 31, 2010. As a result, the accounts receivable balance increased significantly as of March 31, 2010. Since the Company collected actively the accounts receivable for the nine months ended December 31, 2010, the outstanding accounts receivable balance reduced obviously as of December 31, 2010. As of December 31, 2010 and the fiscal year ended March 31, 2010 the gross amount of accounts receivable balance was $838,774 (equivalent to RMB 5,537,846) and $4,273,570 (equivalent to RMB 29,170,873), respectively.

The accounts receivable amounts included in the consolidated balance sheets as of December 31, 2010 and the fiscal year ended March 31, 2010 were as follows:

	December 31, 2010	March 31, 2010
	(Unaudited)	(Audited)
Distributors who had owed the Company more than
USD75,731 (equivalent to RMB0.5 million)	$825,142	$4,246,736
Distributors or Customers who had owed the Company
equal or less than USD75,731 (equivalent to RMB0.5 million)	13,632	26,834
Sub-total	838,774	4,273,570
Less: Allowance for doubtful accounts	83,877	427,357
Accounts receivable, net	$754,897	$3,846,213

The total amounts sold to the customers who had a balance of accounts receivable more than $75,731 (equivalent to RMB0.5million) were $825,142 and $4,246,736 for the nine months ended December 31, 2010 and the fiscal year ended March 31, 2010, respectively.

The following is a summary of the status of allowance for doubtful accounts as of December 31, 2010 and 2009.

Period	Amount	Period	Amount
As of March 31, 2010	$427,357	As of March 31, 2009	$-
As of June 30, 2010	338,746	As of June 30, 2009	-
As of September 30, 2010	82,764	As of September 30, 2009	-
As of December 31, 2010	$83,877	As of December 31, 2009	$-

The Company uses the allowance method to estimate the uncollectible portion of its account receivables. Based on the percentage of outstanding receivable approach, the Company should recorded bad debt expense in the debit and the related credit to the allowance account at closing day. The Company maintains a reserve for uncollectible accounts of 10% of accounts receivable commencing from January 2010. As of December 31, 2010 and the fiscal year ended March 31, 2010 the allowance for doubtful accounts was $83,877 (equivalent to RMB 553,785) and $427,357 (equivalent to RMB 2,917,087), respectively. Since the Company did not generate any credit sales for the nine months ended December 31, 2010, the Company did not increase allowance for doubtful account for the three quarters ended December 31, 2010. Concurrently the accounts receivable balance incurred before March 31, 2010 were collected substantially during the nine months end December 31, 2010. As a result, the allowance for doubtful accounts was decreased significantly during the nine months ended December 31, 2010.

Accounts receivable aging as of December 31, 2010 and the fiscal year ended March 31, 2010 consisted of the following:

	December 31, 2010	March 31, 2010
	(Unaudited)	(Audited)
Less than 90 days	$-	$4,273,570
91days-180days	-	-
181days-365days	838,774	-
More than 365days	-	-
Total	$838,774	$4,273,570

The Company’s accounts receivable with ages of less than 365 days, as reflected in the table, was primarily attributable to the fact that the Company’s accounts receivable generated for the three months ended March 31, 2010.

Accounts receivable turnover for nine months ended December 31, 2010 and 2009 consisted of the following:

	For The Fiscal Nine Months Ended December 31,
	2010	2009
	Unaudited	Unaudited
Accounts receivable turnover	-	1.64

During the nine months ended December 31, 2010, the Company did not raise in accounts receivable. Since there were no credit- sales for the fiscal nine months ended December 31, 2010.

3.	Loans Receivable, Net

Vantone Small Financing was established on September 27, 2010. It accepted its first loans transaction in October 2010, and started its business by providing micro financing service to the clients in China. In general, the Company considers historical credit losses, performance, economic and etc when the Company provides the loans to unrelated third parties. In order to reduce its risk, the Company sometimes withheld the full amount of loan interests before release the rest of principal loans amount to the borrowers, and these withhold interests income have been recorded as “unearned income”. In additional, the term of the loans is usually no longer than six months. The Company uses the allowance method to estimate the uncollectible portion of its loans principal. Based on the percentage of outstanding loans approach, the Company should recorded provision for loans losses in the debit and the related credit to the allowance account at closing day. Vantone Small Financing adopted an uncollected amount allowance at 1% of the loans principal amount for the quarter ended December 31, 2010.

The following table presents the details of the Company's loans receivable, net.

	Loans receivable	Allowance of loan losses	Unearned interest income	Total loans receivable, net
Outstanding, April 1, 2010	-	-	-	-
Increased	1,696,073	16,961	59,925	1,619,187
Decreased	-	-	-	-
Outstanding, December 31, 2010	1,696,073	16,961	59,925	1,619,187

4.	Inventories

Inventories as of December 31, 2010 and March 31, 2010 consisted of the following:

	December 31, 2010	March 31, 2010
	(Unaudited)	(Audited)
Raw materials	$62,880	$47,859
Finished goods	411,925	93,093
Total	$474,805	$140,952

Inventories turnover for the nine months ended December 31, 2010 and 2009 consisted of the following:

	For The Fiscal Nine Months Ended December 31,
	2010	2009
	Unaudited	Unaudited
Inventory turnover	2.70	5.00

Since the Company cancelled traditional sales agent operation model and established Vantone Insurance Online Shop in April 2010, which caused the Company did not almost generate the revenue of its products for the three months ended June 30, 2010, as of result of cost of goods sold decreased for the nine months ended December 31, 2010 as compared to the same period in 2009. Average inventories decreased in the nine months ended December 31, 2010 as compared to the same period in 2009. However, the cost of goods sold decreased amount was greater than average inventories reduced in the nine months ended as compared to the same period of 2009. As a result, the inventories turnover rate for the nine months ended December 31, 2010 was less than in the same period in 2009.

5.	Advanced to Stockholders/ Officers, Net

Amounts advanced to stockholders/officers are unsecured, non-interest bearing, and have no set repayment date. As of December 31, 2010 and March 31, 2010, the total net amounts of advanced to the stockholders/officers were $2,421,690 and $2,367,998, respectively. This represented the net amounts lent by the Company to stockholders/officers. All advances to Mr. Honggang Yu occurred before May 14, 2009, the “Share Exchange” date. The net amount different in advanced to stockholders/officers between December 31, 2010 and March 31, 2010 was merely caused by the currency exchange rate different between December 31, 2010 and March 31, 2010.

	December 31, 2010	March 31, 2010
	(Unaudited)	(Audited)
Mr. Honggang Yu	$2,421,690	$2,367,998
Total	$2,421,690	$2,367,998

6.	Property and Equipment-net

Property and equipment, less accumulated depreciation, consisted of the following:

	Estimated	December 31, 2010	March 31, 2010
	Life	(Unaudited)	(Audited)

Buildings	20	$2,046,309	$1,979,285
Vehicles	3-5	199,378	178,197
Equipments and office furniture	5	76,705	72,571
Software	3	44,178	42,658
Subtotal		2,366,570	2,272,711
Less: accumulated depreciation		534,846	391,586
Total		$1,831,724	$1,881,125

Depreciation expenses charged to operations were$ 127,556 and $120,727 for the nine months ended December 31, 2010 and 2009, respectively.

7.	Non-Operating Property

In order to exchange the equity shares in Shenyang Vantone Yuan Trading Co., Ltd, a building located in 28# KunShan West Road Apt A3, Shenyang PRC, nears by north train station of Shenyang, with approximately1,800 square meters construction space, have been contributed to the Company by Mr. Honggang Yu in September 2007. As of December 31, 2010, the Company still did not acquire the ownership certificate with respect to this building. However, the Company expects to receive this ownership certificate before March 31, 2011. There is no assurance that the certificates will be received before that date. Moreover, in order to decorate this building, the Company has advanced the total amount of RMB 1,383,529 to Liaodong Island Real Estate Development Co., Ltd as of December 31, 2010. The Company expects to have its insurance operation business move to this location after the interior decoration completed in the year 2011. There is no assurance that the Company will use this location in year 2011. Since this building does not use in operating activity and it’s idle as of December 31, 2010, the Company does not calculate its depreciation as of December 31, 2010. The net amount different in non-operating property between December 31, 2010 and March 31, 2010 was merely caused by the currency exchange rate different between December 31, 2010 and March 31, 2010.

	December 31, 2010	March 31, 2010
	(Unaudited)	(Audited)

Non-Operation Buildings	$1,228,473	$1,188,237
Subtotal	1,228,473	1,188,237
Less: accumulated depreciation	-	-
Total	$1,228,473	$1,188,237

8.	Taxes Payable
a.	Corporation Income Tax (“CIT”)

Vantone International and Vantone USA file federal consolidated income tax returns. Vantone Small Financing, Vantone Manufacturing and its Kang Ping branch file income tax returns under the Income Tax Law of the PRC concerning Foreign Investment Enterprises and Foreign Enterprises and local income tax laws. Vantone Yuan and its subsidiaries file income tax returns under the Income Tax Law of the PRC concerning China Private Enterprises and local income tax laws.

In accordance with the relevant PRC tax laws and regulations, Vantone Manufacturing is subject to CIT at 27% and 25% tax rate before, on and after January 1, 2008, respectively. However, on April 14, 2010, in accordance with the relevant tax laws and regulations of the PRC, Vantone Manufacturing was approved by PRC Tax Authority, and is entitled to full exemption from CIT for two years starting from January 1, 2008, and a 50% reduction in CIT for the next three years, As a result, Vantone Manufacturing was entitled to a full exemption from CIT for the years 2008 and 2009. Commencing from January 2010, Vantone Manufacturing began to be charged CIT at a 12.5% rate, half of regular CIT rate 25%.

On June 22 and August 31, 2010. Vantone Manufacturing’s Kang Ping branch was approved for cancellation of national and local tax registration by Liaoning KangPing National and Local Tax Bureau.

Vantone Yuan and its subsidiaries are subject to CIT at 33% and 25% tax rate before, on and after January 1, 2008, respectively. However, Vantone Yuan had been exempted from CIT for a period from April 12, 2007 to December 31, 2007 by Shenyang City Heping Region National Tax Authority.

The deferred tax assets, current, in the accompanying balance sheet were $173,701 and $123,101 as of December 31 and March 31, 2010, respectively. There were no deferred tax liabilities as of December 31, 2010 and March 31, 2010. All of deferred tax assets were from Vantone Manufacturing, and Vantone Manufacturing’s variable interest entities in the PRC. Because we expects the Vantone Group and Vantone UAS can’t occurred net income in the five year. Valuation allowances were none for the fiscal nine months ended December 31, 2010 and 2009. The deferred tax assets primary resulted from tax credit carry forward.

The components of income tax benefits related to continuing operations were as follows:

	For The Fiscal Nine Months Ended December 31,
	2010	2009
	Unaudited	Unaudited
Current	$401,062	$332,437
Deferred income tax benefits	(45,422)	(80,062)
Total	$355,640	$252,375

The following is a reconciliation of the statutory tax rate to the effective tax rate for the nine months ended December 31, 2010 and 2009:

	For The Fiscal Nine Months Ended December 31,
	2010	2009
	Unaudited	Unaudited
U.S. statutory corporate income tax rate	34%	34%
PRC tax rate difference	(9%)	(9%)
Net effect of tax exemption/non-taxable income/non-deductible expenses	-	15%
Effective tax rate	25%	40%

The tax effect of temporary differences that give rise to the Company’s deferred tax assets as of December 31, 2010 and March 31, 2010 were as follows:

	December 31, 2010	March 31, 2010
	(Unaudited)	(Audited)
Deferred income taxes assets
Loss carry forward	173,701	123,101
Total deferred income taxes assets - current	$173,701	$123,101

b.	Value Added Tax (“VAT”)

Vantone Manufacturing and Vantone Yuan’s subsidiaries are subject to VAT on merchandise sales in PRC. Since Vantone Manufacturing engages in the manufacture and processing business, a small scale VAT rate of 6% was applicable before January 1, 2009. For Vantone Yuan’s subsidiaries whichever engage in distribution and sales of daily commodities, a small scale VAT rate of 4% was applicable prior to January 1, 2009. According to China VAT regulations, commencing from January 1, 2009, all small scale VAT rates have been changed to 3%. On July 1, 2009, Vantone Manufacturing becomes a general taxpayer and the tax rate was changed from 3% to 17%.

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

The Company is also subject to business tax, which is charged on the service income at a rate of 5% in accordance with the tax law in Liaoning Province of PRC. The service income in the company as follows: insurance agent service, VIP membership fees, network service fees and small amount financing and mortgage service.

d.	Taxes Payable

As of December 31, 2010 and March 31, 2010, taxes payable consisted of the following:

	December 31,2010	March 31, 2010
	(Unaudited)	(Audited)
Value-added taxes	$(108,244)	$190,573
Corporate income tax provision	276,541	118,537
Business taxes	(24,809)	226
Individual income tax withholdings	149	14
City construction, education, and other taxes	4,784	3,208
Total	$148,421	$312,558

9	Deferred Revenue-VIP and Network

In April 2010, the Company established an insurance B2C e-commerce trade platform named “Vantone Insurance Online Shop” (“Vantone Shop”). Once the customer register to our membership (it refers to VIP membership), it can enjoy more convenient service by Vantone Shop. In general, we charge registration fee for one year. As a result, we recognized the partial amount as revenues and the rest of amount as “deferred VIP membership revenue” when we received registration fees. Hereafter we will record to revenue from “deferred VIP membership revenue” based on the service period. As of December 31, 2010, the deferred VIP membership revenues were $503,919.

Further, the insurance agent registers to permanent membership. Pursuant to this condition, we recognized the partial amount as revenues and the rest of amount as “deferred network service revenue” when we received registration fees. Hereafter we will record to revenue from “deferred network service revenue” based on the service period from payment to expiration date of operations of Kang Ping Vantone. As of December 31, 2010, the deferred network service revenue-current and non-current were $4,169 and $27,098 respectively.

10	Operating Lease Commitments

The Company leases certain office spaces under operating lease agreements. The rental expenses under operating leases were $20,391 and $17,678 for the nine months ended December 31, 2010 and 2009, respectively. The following is a schedule of future minimum rental payments required under operating leases that had initial or remaining non-cancelable lease terms beyond December 31, 2010.

For The Fiscal Nine Months Ending December 31,	Amount
2011	$34,505
2012	32,089
Total minimum rental payments required	$66,594

11.	Stockholder’s Equity
a.	Common Stock

The Company is authorized to issue 100,000,000 shares of Common Stock, $.001 par value per share, of which 30,001,000 shares are outstanding and issued.

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

On May 24, 2010, the Company issued 100,000 common shares in exchange for the Wilson Warrant.

The following table presents warrant actively through December 31, 2010:

	Warrants	Weighted Average	Average Remaining	Aggregate Intrinsic
	Outstanding	Exercise Price	Life in years	Value
Outstanding, April 1, 2010	100,000	$-	-	$-
Granted	-	-	-	-
Forfeited	-	-	-	-
Exercised	100,000		-	-
Outstanding, December 31, 2010	-	$-	-	$-

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

Upon completion of the Share Exchange and warrant exchange, there were 30,001,000 shares of the Company’s common stock issued and outstanding as of December 31, 2010.

b.	Additional Paid-In Capital

The additional paid-in capital represents the excess of the aggregate fair value of the capital contributed over the par value of the stock issued. There was $1,919, 800 and $1,887,100 additional paid-in capital as of December 31, 2010 and March 31, 2010, respectively.

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

The Company established and segregated in retained earnings an aggregate amount of $818,683 and $724,764 for the Statutory Surplus Reserve as of December 31, 2010 and March 31, 2010, respectively.

12	Proxy Agreement, Entrusted Management Agreement, and Purchase Option and Cooperation Agreement

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

13	Segment Reporting

The Company engages in three types of business activities: daily commodities (including healthcare and beauty products, feminine hygiene products) sales, insurance agency service, and small financing service. In addition, the Company collects the VIP membership and network service fees from the clients who would like to enjoy the discount on the merchandises they purchased from the Company on line. Network service members not only can buy or/and sell the Company’s daily commodities, but also joints the Company as one of its insurance agent. The chief operating decision makers evaluate performance, make operating decisions, and allocate resources based on the separated type of business financial data. Gross profit, operating income, income from operations, and income taxes are allocated to specific business activities within the organization. In accordance with ASC 280 “Disclosures about Segments of an Enterprise and Related Information” the Company is considered to have three reportable segments. The Company is required to disclose certain information about profit or loss, total assets and liabilities, geographic areas, regulatory environments, major customers, and long-lived assets. Following is a summary of segment information for the nine months ended December 31, 2010 and 2009:

	For The Fiscal Nine Months Ended December 31, 2010
	Products Sold	Insurance Agency	Financing Interest	Total
	and Related Service	Related Service	Related Service

Total assets	$12,455,946	$721,093	$3,045,310	$16,222,349
Total long - lived assets, net	$2,560,141	$499,747	$309	$3,060,197
Total liabilities	$1,017,644	$116,836	$9,933	$1,144,413

Net revenue from products sold	$2,245,442	$-	$-	$2,245,442
Revenue from insurance service rendered	$-	$23,173	$-	$23,173
Revenue from financing interests	$-	$-	$40,896	$40,896
Revenue from membership fees	$514,844	$-	$-	$514,844
Revenue from network service fees	$2,039	$-	$-	$2,039
Income (loss) from operations	$1,543,428	$(141,104)	$9,304	$1,411,628
Depreciation expenses	$103,033	$24,518	$5	$127,556
Bank interest income	$8,540	$211	$1,513	$10,264
Non-controlling interest	$-	$(11,468)	$-	$(11,468)
Income tax expenses (benefits)	$396,246	$(45,422)	$4,816	$355,640

	For Fiscal Nine Months Ended December 31, 2009
	Products Sold	Insurance Agency	Financing Interest	Total
	and Related Service	Related Service	Related Service (1)

Total assets	$9,186,265	$792,432	$-	$9,978,697
Total long - lived assets, net	$2,594,722	$515,670	$-	$3,110,392
Total liabilities	$1,369,625	$137,764	$-	$1,507,389

Net revenue from products sold	$4,409,536	$-	$-	$4,409,536
Revenue from Insurance service rendered	$-	$270,119	$-	$270,119
Income (loss) from operations	$658,370	$(139,578)	$-	$518,792
Depreciation expenses	$97,266	$23,461	$-	$120,727
Bank interest income	$11,959	$470	$-	$12,429
Interest expenses	$7,497	$-	$-	$7,497
Non-controlling interest	$-	$(14,647)	$-	$(14,647)
Income tax expenses (benefits)	$286,905	$(34,530)	$-	$252,375

(1)	Vantone Small Financing was established on September 27, 2010. Therefore, there were no financing services for the fiscal nine months ended December 31, 2009.

14	Concentrations of Business

a.      Major Customers

The following summarizes products sold to major customers (each 10% or more of total products sold):

For The Fiscal Nine Months	Sold to Major	Number of	Percentage of
Ended December 31,	Customers	Customers	Total Products Sold
2010	$650,100	2	28.95%
2009	$1,167,982	2	26.50%

The following summarizes insurance agency service fees received from major insurance company (each 10% or more of total insurance agency service fees received):

For The Fiscal Nine Months	Revenue from		Percentage of
Ended December 31,	Major Insurance Co.	Number of Insurance Co.\	Total Service Rendered
2010	$21,684	3	93.57%
2009	$234,648	1	86.87%

The following summarizes revenue from small finance and mortgage service received from Vantone Small Financing (each 10% or more of total revenue from financing interest income received):

For The Fiscal Nine Months			Percentage of
Ended December 31,	Revenue from Financing Loan Co.	Number of Financing Loan Co.	Total Financing Interest
2010	$37,871	4	92.60%
2009	$-	-	0.00%

b.         Major Suppliers

The following summarizes raw materials and products purchased from major suppliers (each 10% or more of total raw material and products purchased):

For The Fiscal Nine Months	Purchased from	Number of	Percentage of
Ended December 31,	Major Suppliers	Suppliers	Total Purchased
2010	$932,883	4	82.44%
2009	$1,203,502	3	41,92%

15. Concentrations of Risks

Financial Risks:

The Company provides credit in the normal course of business. The Company performs ongoing credit evaluations of its customers and maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends, and other information.

Credit Risk Management

Vantone Small Financing is an emerging non-financial corporation in China, but due to the Chinese economic growth slows down, aggravate of the inflation and influence of the prospective on rising the interest rate, if we can’t expand investment channel effectively for attracting more clients, our profitability is hard to forecast. Vantone Small Financing business may occur the risk which the principal and interest is unable to recover, it might affect our profitability.

Vantone Small Financing provides the micro loans in the ordinary course of business. The Company performs ongoing credit evaluations of its borrowers and maintains allowances for doubtful accounts based on factors surrounding the credit risk, historical trends, and other information. In order to reduce its risk, the Company required that the borrowers purchase the casualty insurance as a qualification to acquire the loans from the Company. Pursuant to the agreement about casualty insurance, the Company is as primary beneficiary and the Company receives the compensation in part from insurance carrier if the borrowers incurred some misfortune. In addition, all loans of the borrowers have been pledged by common stock of public companies in USA. Since the Company cannot predict the extent to which an active public market for the common stocks will develop or be sustained, once the market price of common stocks decline significantly, the Company recover its loans by sold those common stock may be futile if the defaults occurred. The resulting bad debts would reduce or eliminate our profits for the period in which the defaults occurred, and would reduce the working capital available to fund future operations.

Geographical Risks:

Substantially all of the Company’s operations are carried out through its subsidiaries located in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environment in the PRC, and by the general state of the economy of the PRC. The Company’s operations in the PRC are subject to special considerations and significant risks not typically associated with companies in the United States. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Company's results may be adversely affected by, among other things, changes in the political, economic and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, changes in the PRC's cork manufacture industry and regulatory rules and policies, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation.

16.Subsequent Events

On January 28th, 2011, the Company signed an Engagement Agreement with ICM Capital Market Ltd, ICM Capital Market Ltd, will act as the lead or managing, or co-managing underwriter or investment banker or advisor in connection with the proposed public offering consisting of one share of common stock and one common stock purchase warrant of the Vantone International Group.

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

References in this section to “we,” “us,” “our,” or the “Company” are to the consolidated business of Vantone International Group Inc. and its subsidiaries.

Business Overview

During our fiscal years ended March 31, 2010 and 2009, we were engaged in the sale of a variety of products through sales agents located in dedicated stores. In April 2010, we cancelled our sales agency agreements, and established Vantone Shop. In the Vantone Shop we provide insurance agency services. We also distribute many of the same commodities (including healthcare and beauty products, feminine hygiene products) that we previously marketed through the Vantone Shop. Part of the commodities (including water purifying equipment and cup) we distributed were manufactured by Vantone Manufacturing. We also sell products and provide insurance agency services through Vantone online shop to our members.

In addition, we provide small finance and mortgage services to consumers in order to help them establish and operate their own retail stores and insurance branches, both of which will then become our franchise stores and only sell our commodities and insurance products.

Our financial business sector also promotes the development of our other business. For example, when our borrowers need to purchase insurance products, we will provide such products to them. Also, we plan to provide financial services to the related companies in the upstream and downstream of our business in the future. Through this effective integration of our resources, we have successfully increased our market shares and competitiveness.

Results of Operations

THREE MONTHS ENDED DECEMBER 31, 2010 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2009

	For Fiscal Three Months Ended December 31,
	2010	2009	Increase /(Decrease)
	(Unaudited)	(Unaudited)
Revenues
Products sold	$1,290,537	$480,309	$810,228	169%
Sales discount for products	(608,535)	-	(608,535)	100%
Insurance service rendered	4,737	24,087	(19,350)	-80%
Franchise joining fees	-	439	(439)	-100%
VIP membership fees	253,785	-	253,785	100%
Network service fees	1,031	-	1,031	100%
Financing interest	40,896	-	40,896	100%
Total Revenues	982,451	504,835	477,616	95%

Cost of Goods Sold
Products sold	243,719	302,673	(58,954)	-19%
Insurance service rendered	2,287	20,303	(18,016)	-89%
Franchise joining cost	-	22	(22)	-100%
VIP membership cost	13,852	-	13,852	100%
Network service cost	56	-	56	100%
Financing cost	2,150	-	2,150	100%
Total Cost of Goods Sold	262,064	322,998	(60,934)	-19%

Gross Profit	720,387	181,837	538,550	296%

Operating Expenses
Selling expenses	6,063	82,857	(76,794)	-93%
Loss on fixed assets disposal	-	6,043	(6,043)	-100%
Bad debt recoveries	(2,442)	-	(2,442)	100%
Provision for loan losses	16,592	-	16,592	100%
General and administrative expenses	375,885	286,442	89,443	31%
Total Operating Expenses	396,098	375,342	20,756	6%

Income (Loss) From Operations	324,289	(193,505)	517,794	-268%

Other Income
Interest income, net	4,520	1,492	3,028	203%
Other income, net	-	106,501	(106,501)	-100%
Total Other Income	4,520	107,993	(103,473)	-96%

Income (Loss)Before Taxes	328,809	(85,512)	414,321	-485%
Provision for Income Taxes	159,220	12,508	146,712	1173%
Income (Loss) Before Non-controlling Interest	169,589	(98,020)	267,609	-273%

Less: net loss attributable to the non-controlling interest	(4,016)	(4,423)	407	-9%

Net Income (Loss) Attributable to Vantone
International Group, Inc.	$173,605	$(93,597)	$267,202	-285%

Revenues

For the three months ended December 31, 2010, our revenues were $982,451 as compared to $504,835 for the three months ended December 31, 2009, an increase of $477,616 or 95%. The primary reason for the increase in revenues resulted from the increase of products sold revenue, VIP membership fees and financing interesting for the quarter ended December 31, 2010.

During that period, our revenue net from the sale of products (identified as “product sold” on our statements of operations) increase from $480,309 in the three months ended December 31, 2009 to $682,002 (Sales were $1,290,537 and discount were $608,535) (69.42% of total revenue) for the three months ended December 31, 2010. This occurred because we started to distribute commodities on the Vantone Shop during this quarter, and give members double reward points (The point can exchange to cash) policy to purchase commodities.

Likewise, although we established Vantone Shop for the sale of insurance products, our insurance business remains insignificant.  For the three months ended December 31, 2010, our revenue from the sale of insurance policies (identified as “Insurance service rendered” on our Statements of Operations) fell to $4,737 from $24,087 in the three months ended December 31, 2009. The primary reason for the lack of vitality in our insurance business was primarily attributable to the fact that we focused on initiating the Vantone Insurance B2C Network as our point of entry into the national insurance market.  The complexity of developing this mode of insurance marketing, which is new to China, delayed the expansion of our insurance business. At present we are uncertain of the future development of our insurance business, although we expect that over the long term it will grow into a significant factor in our overall revenue.

The VIP memberships have a one year term.  Therefore, of the RMB 6,797,560 (equivalent to $1,029,573) received from VIP members during the nine months ended December 31, 2010. We recognized $253,785 in revenue for the three months ended December 31, 2010 and deferred the remainder for recognition during the remainder of the terms of the memberships.

Network Service Memberships are permanent. Therefore, we are recognizing the revenue from Network Service Memberships over a term that ends on the expiration date of the operations of Kang Ping Vantone. During the nine month ended December 31, 2010 subscribers to the Network Service Memberships paid RMB 224,400 (equivalent to $33,988) in membership fees, of which we recognized $1,031 as revenue for the three months ended December 31, 2010 and deferred the remainder for recognition over the remaining life of Kang Ping Vantone. The VIP and Network Service Memberships fees accounted for nearly 25.93% of our sales revenue for the three months ended December 31, 2010.

Our revenues of financing interest is our new profit point, which are primarily driven by lending to consumers and commercial customers, and generate net interest income $40,896 for the three months ended December 31, 2010. We had RMB11, 198,000 (equivalent to $ 1,696,073) in total loans outstanding as of December 31, 2010

Cost of Goods Sold and Gross Profit

For the three months ended December 31, 2010, cost of goods sold amounted to $262,064 or 26.67% of net revenues as compared to cost of sales of $322,998 or 63.98% of net revenues for the three months ended December 31, 2009. Gross profit for the three months ended December 31, 2010 was $720,387 or 73.33%% of total revenues, as compared to $181,837 or 36.02% of total revenues for the three months ended December 31, 2009. The gross margin increased primarily as a result that the significant recent changes in our business operations, the new products which we sell on our Vantone shop involve low cost and high gross margin and the products sales revenue constituted 69.42% of our revenue for the three months ended December 31, 2010.In addition there was little cost involved in acquiring the VIP & Network Service Memberships fees and financing interest income which constituted 30% of our revenue.

Operating Expenses

For the three months ended December 31, 2010, total operating expenses were $396,098 as compared to $375,342 for the three months ended December 31, 2009, an increase of $20,756 or 6%. Selling expenses were immaterial in the recent quarters, and due to the absence of sales personnel which were 93% lower than in the three months ended December 31, 2009. General and administrative expenses were 31% higher than in the three months ended December 31, 2009. Since we did not collect fully in account receivable for the three months ended December 31, 2010, we did not recover our bad debt allowance during the quarter ended December 31, 2010. The amount of $2,442 was merely caused by the currency exchange rate different between September 30, 2010 and December 31, 2010.The provision for loan losses was $16,592 for the three months ended December 31, 2010. Pursuant to the management's estimate, we adopt the allowance for loan losses at 1% of outstanding loan principal beginning October 2010.

Other Income

For the three months ended December 31, 2010, other income - net, amounted to $4,520 as compared to $107,993 for the three months ended December 31, 2009, a decrease of $103,473 or 96%. This decreased for other income was primarily attributable to a RMB750, 000 (equivalent to $109,819) government grant from the Commission of Finance of the Liaoning Province of China to subsidize the expenses that the Company incurred when acquiring overseas high-tech enterprises for the quarter ended December 31, 2009. No such income was made in the three months ended December 31, 2010.

Income Tax

Net income taxes expense increased by $146,712 to $159,220 for the three months ended December 31, 2010 as compared to $12,508 for the three months ended December 31, 2009. This increase was primarily due to an increase income before income taxes in the three months ended December 31, 2010 as compared to the same period of 2009.

NINE MONTHS ENDED DECEMBER 31, 2010 COMPARED TO NINE MONTHS ENDED DECEMBER 31, 2009

	For The Fiscal Nine Months Ended December 31,
	2010	2009	(Decrease)/increase
	(Unaudited)	(Unaudited)
Revenues
Products sold	$3,206,455	$4,407,340	$(1,200,885)	-27%
Sales discount for products	(961,013)	-	(961,013)	100%
Insurance service rendered	23,173	270,119	(246,946)	-91%
Franchise joining fees	-	2,196	(2,196)	-100%
VIP membership fees	514,844	-	514,844	100%
Network service fees	2,039	-	2,039	100%
Financing interest	40,896	-	40,896	100%
Total Revenues	2,826,394	4,679,655	(1,853,261)	-40%
Cost of Goods Sold
Products sold	831,530	2,651,825	(1,820,295)	-69%
Insurance service rendered	17,821	264,048	(246,227)	-93%
Franchise joining cost	-	120	(120)	-100%
VIP membership cost	28,080	-	28,080	100%
Network service cost	111	-	111	100%
Financing cost	2,150	-	2,150	100%
Total Cost of Goods Sold	879,692	2,915,993	(2,036,301)	-70%
Gross Profit	1,946,702	1,763,662	183,040	10%

Operating Expenses
Selling expenses	11,460	287,488	(276,028)	-96%
Loss on fixed assets disposal	2,677	6,043	(3,366)	100%
Bad debt recoveries	(350,165)	-	(350,165)	100%
Provision for loan losses	16,952	-	16,952	100%
General and administrative expenses	854,510	951,339	(96,829)	-10%
Total Operating Expenses	535,074	1,244,870	(709,796)	-57%
Income From Operations	1,411,628	518,792	892,836	172%
Other Income (Expenses)
Interest income, net	10,264	4,932	5,332	108%
Other (expenses) income, net	(110)	107,462	(103,572)	-100%
Total Other Income	10,154	112,394	(102,240)	-91%

Income Before Taxes	1,421,782	631,186	790,596	125%
Provision for Income Taxes	355,640	252,375	103,265	41%
Income Before Non-controlling Interest	1,066,142	378,811	687,331	181%
Less: net loss attributable to the non-controlling interest	(11,468)	(14,647)	3,179	-22%
Net Income Attributable to
Vantone International Group, Inc.	$1,077,610	$393,458	$684,152	174%

Revenues

For the nine months ended December 31, 2010, our revenues were $2,826,394 as compared to $4,679,655 for the nine months ended December 31, 2009, a decrease of $1,853,261 or 40%. Our revenue net from the sale of products fell to $2,245,442(Sales were $3,206,455, discount were $961,013) (79.45% of total revenue) in the nine months ended December 31, 2010 from $4,407,340 in the nine months ended December 31, 2009. This occurred because we cancelled our traditional sales agent operation model and established “Vantone Insurance Online Shop” (“Vantone Shop”) in April 2010.After that we started to distribute commodities on the Vantone Shop from June 2010.

Except product sales, we established Vantone Shop for the sale of insurance products, our insurance business remains insignificant.  For the nine months ended December 31, 2010, our revenue from the sale of insurance policies (identified as “service rendered” on our Statements of Operations) fell to $23,173 from $270,119 for the nine months ended December 31, 2009. The primary reason for the lack of vitality in our insurance business was that we focused on initiating the Vantone Insurance B2C Network as our point of entry into the national insurance market.  The complexity of developing this mode of insurance marketing, which is new to China, delayed the expansion of our insurance business. At present we are uncertain of the future development of our insurance business, although we expect that over the long term it will grow into a significant factor in our overall revenue.

In addition, we recognized $514,844 in VIP membership fees revenue for the nine months ended December 31, 2010 and deferred the remainder for recognition during the remainder of the terms of the memberships. During the nine month ended December 30, 2010, we recognized $2,039 as revenue for the nine months ended December 31, 2010 and deferred the remainder for recognition over the remaining life of Kang Ping Vantone. The VIP and Network Service Memberships fees accounted for nearly 18.29% of our sales revenue for the nine months ended December 31, 2010.

Our revenues of financing interest is our new profit point, which are primarily driven by lending to consumers and commercial customers, and generate net interest income $40,896 for the nine months ended December 31, 2010. We had RMB11, 198,000 (equivalent to $ 1,696,073) in total loans outstanding as of December 31, 2010.

Cost of Goods Sold and Gross Profit

For the nine months ended December 31, 2010, Cost of goods sold amounted to $879,692 or 31.12% of net revenues as compared to cost of sales of $2,915,993 or 62.31% of net revenues for the nine months ended December 31, 2009. Gross profit for the nine months ended December 31, 2010 was $1,946,702 or 68.88% of total revenues, as compared to $1,763,662 or 37.69% of total revenues for the nine months ended December 31, 2009. The gross margin increased primarily as a result that the significant recent changes in our business operations, the new products which we sell on our Vantone shop involve low cost and high gross margin, and the products sales revenue constituted 79.45% of our revenue for the nine months ended December 31, 2010. Whereas, we sold more old products which were low gross margin to our customers in nine months ended December 31, 2009. In addition, there was little cost involved in acquiring the VIP & Network Service Memberships fees and financing interest income which constituted 19.73% of our revenue. Despite the fact that our gross profit increased for the nine months ended December 31, 2010 as compared to the same period of 2009, due to the significant recent changes in our business operations, as a result it is not possible for us to safely predict the margins that we should expect to realize in the future.

Operating Expenses

For the nine months ended December 31, 2010, total operating expenses were $535,074 as compared to $1,244,870 for the nine months ended December 31, 2009, a decrease of $709,796 or 57%. Selling expenses were immaterial in the recent three quarters, and due to the absence of sales personnel which were 96% less than in the nine months ended December 31, 2009. General and administrative expenses were 10% lower than in the nine months ended December 31, 2009. And we were able to reverse a bad debt expense of $350,165 in the nine months ended December 31, 2010, taken in a prior period when we collected the receivable against which we had reserved. The provision for loan losses was $16,592 for the nine months ended December 31, 2010. Pursuant to the management's estimate, we adopt the allowance for loan losses at 1% of outstanding loan principal beginning October 2010.

Other Income

For the nine months ended December 31, 2010, other income - net, amounted to $10,154 as compared to other expense net of $112,394 for the nine months ended December 31, 2009, a decrease of $102,240or 91%. This decreased for other income was primarily attributable to a RMB750, 000 (equivalent to $109,819) government grant from the Commission of Finance of the Liaoning Province of China to subsidize the expenses that the Company incurred when acquiring overseas high-tech enterprises for the nine months ended December 31, 2009. No such income was made in the nine months ended December 31, 2010.

Income Tax

Income taxes expense increased by $103,265 to $355,640 for the nine months ended December 31, 2010 as compared to $252,375 for the nine months ended December 31, 2009. This increase was primarily due to an increase in net income before income taxes in the nine months ended December 31, 2010 as compared to the nine months ended December 31, 2009.

Our business operates primarily in Chinese Renminbi (“RMB”), but we report our results in our SEC filings in U.S. Dollars.  The conversion of our accounts from RMB to Dollars will result in translation adjustments.  While our net income will be added to the retained earnings on our balance sheet; the translation adjustments will be added to a line item on our balance sheet labeled “accumulated other comprehensive income,” since they will be more reflective of changes in the relative values of U.S. and Chinese currencies than of the success of our business.  During the nine months ended December 31, 2010, the effect of converting our financial results to Dollars was to add $ 450,754 to our accumulated other comprehensive income.

Liquidity and Capital Resources

After our shareholders made the initial contribution of our registered capital, the growth of our business has been funded, primarily, by the revenues resulted from our business operations.

Our working capital on December 31, 2010 totaled $ 12,044,837, an increase of $1,553,159 from our $10,491,678 in working capital as of March 31, 2010. The increase was approximately equal to our net income.  Our cash flow from operations exceeded net income, however, as operations in the nine months ended December 31, 2010 produced $3,507,702 in cash.  The excess over net income was primarily the result of our collection of accounts receivable and our receipt of VIP membership fees that we have accounted for as deferred revenue.

Our business plans contemplates that we will expand our current VIP and Network Service members, increase our service infrastructure, and expand our e-commerce platform to distribute daily commodities, beauty and healthcare products, consumer electronics, home appliances, and insurance products.  Implementation of this plan will require significant funds.  The funds are needed in order to:

●	Implement our direct marketing program, including development of internet commerce, calling center and an online presence;
●	Implement our franchise marketing program, including development of commodity franchise stores;

●	Co-operate with more insurance companies, gain more insurance agency business and development of insurance branches;
●
Development our financial business to provide various financial products and services to consumers, small businesses, and commercial clients, specially to company’s members to found and operate their own retail stores and insurance branches, which are franchise stores of our company ,and only sale our commodities and insurance products.

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

ITEM 1A.RISK FACTORS

Not applicable

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any equity securities during the quarter ended December 31, 2010 that were not previously disclosed in a current report on Form 8-K that was filed during that period.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

 None

ITEM 4. (REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION

There was no other information during the quarter ended December 31, 2010 that was not previously disclosed in a current report on Form 8-K that was filed during that period.

ITEM 6.  EXHIBITS

31.1	Certification of Chief Executive Officer and Chief Financial Officer of the Company, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer of the Company, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

VANTONE INTERNATIONAL GROUP, INC.
Date: February 18, 2011	By: /s/ Honggang Yu
Honggang Yu, Chief Executive Officer and Chief Financial Officer