Form 10-K
period 2011-03-31
VANTONE INTERNATIONAL GROUP, INC.
filed 2011-07-13
CIK 1101423

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number: 000-28683

VANTONE INTERNATIONAL GROUP, INC.
 (Exact name of registrant as specified in its charter)

Nevada	41-1954595
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
No.195 Zhongshan Road, Heping District Shenyang, Liaoning Province People’s Republic of China
(Address of principal executive offices)	(Zip Code)

86-24-2286-6686
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered under Section 12(g) of the Act:
Common Stock, Par Value $0.001 Per Share
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

  Yes ☐                                        No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

  Yes ☐                                        No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
  Yes ☒                                        No ☐

    Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐                                        No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§232.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐                                        No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of September 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price of the common stock on the OTC Bulletin Board on such date was $8,551,264.

As of June 27, 2011, there were 30,001,000 shares of common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated

None

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This annual report contains forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to, the factors described under Item 1 “Description of Business,” Item 1A “Risk Factors” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “would” and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements.

Forward-looking statements represent our estimates and assumptions only as of the date of this annual report. You should read this annual report and the documents that we reference in this annual report, or that we filed as exhibits to this annual report completely and with the understanding that our actual future results may be materially different from what we expect.

Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future.

OTHER PERTINENT INFORMATION

References in this annual report to “we,” “us,” “our” and the “Company” and words of like import refer to Vantone International Group, Inc., its subsidiaries and variable interest entities.

References to China or the PRC refer to the People’s Republic of China.

Our business is conducted in China, using RMB, the currency of China, and our financial statements are presented in United States dollars.   In this annual report, we refer to assets, obligations, commitments and liabilities in our financial statements in United States dollars.   These dollar references are based on the exchange rate of RMB to United States dollars, determined as of a specific date.   Changes in the exchange rate will affect the amount of our obligations and the value of our assets in terms of United States dollars which may result in an increase or decrease in the amount of our obligations (expressed in dollars) and the value of our assets, including accounts receivable (expressed in dollars).

PART I

ITEM 1. BUSINESS.

We operate as a diversified company in China, headquartered in Shenyang City, China. Our business currently consists of three segments: production and sales of water purification products and other products, insurance agency service, and small financing loans service.

From April 2007 to April 2010 we developed a sales network across China.  We established approximately 400 franchise stores across China, as well as branch offices in the Jilin and Heilongjiang Provinces. Through the sales network, we distributed approximately 70 different products, ranging from daily commodities such as health food and products, cosmetics and skincare products, vitamins, water filters, bamboo fiber product, jade mattresses with regulated temperature control, appliances, kitchenware, and insurance products.  In April 2010 we closed our 400 franchise stores and mainly operated our business through our website Vantone Online for the fiscal year ended March 31, 2011. Simultaneously, we decided to significantly change our business model to customer online order and e-payment.  Starting in April 2011, in order to increase our sales volume, and satisfy more customers’ demands, we plan to open physical store locations all over China. Customers can make orders on our Vantone online website, and then make payment and pick up products in any of our physical store locations. In April 2011, we retained a strategy company to design a VI logo, create a market analysis report, and conduct strategy development of physical stores.  The contract requires the strategy company to complete this work in July 2011. Once this report is complete we will commence the opening of new physical store locations.

We invite more stores to franchise with us. All members who have registered as VIP members on Vantone Online can apply to open a merchandise franchise with us, and the members who meet insurance agent qualifications may apply to open up an insurance franchise. We are not only providing small loans for members to support its business, but also providing online order services and fund settlement services on Vantone Online. The members who open a merchandise or insurance franchise receive professional training and instructions before they can run the franchises.

Corporate History and Structure

We were incorporated on April 20, 1966 under the laws of the State of Minnesota as Polar Homes, Inc. In 1968, we changed our name to Polar Campers, Inc. We were originally formed to build, manufacture, sell, lease, own, buy and otherwise deal with mobile homes, campers, trailers and any other business in vehicles; and to own and otherwise deal with real estate. We ceased all business operations in 1973 and disposed of all assets and liabilities.

In August 1991, in anticipation of a business combination with another entity, we changed our name to Access Plus, Inc. This business combination was unsuccessful and was abandoned in January 1992. Concurrent with the abandonment of the proposed business combination, we changed our name to Environmental Protection Corporation.

On August 15, 2000, we changed our name to Senior Optician Service, Inc. We intended to enter the specialty eyewear products business and to focus our efforts on specialty eyewear sales and services for senior citizens who are either home or facility bound. On March 31, 2003, this business plan was suspended by the management.

On August 31, 2007, we re-domiciled from the State of Minnesota to the State of Nevada. The capital structure of the Company remained unchanged. The change of domicile was implemented by merging the Minnesota entity into a Nevada corporation named Senior Optician Service, Inc. which was formed on June 25, 2007. Senior Optician Service, Inc., the Nevada entity, survived following the completion of the merger.

Change of Control and Reverse Merger Transaction

On April 7, 2008, Mr. Honggang Yu, our current president and chief executive officer, purchased 5,175,000 shares of our common stock from Gregory M. Wilson and Kaniksu Financial Service, Inc., which represented 86.9% of the outstanding shares at the time of the transaction.

On May 14, 2009, we newly issued 23,947,000 shares of common stock in exchange for 100% capital shares of Vantone USA, Inc.  Mr. Honggang Yu and Mr. Jichun Li, the sole shareholders Vantone USA, Inc. (“Vantone USA”), received a total of 19,157,600 shares and 4,789,400 shares, respectively.  After the transaction, Vantone USA became our wholly-owned subsidiary. Effective August 17, 2009, our corporate name was changed from Senior Optician Service Inc. to Vantone International Group, Inc. (“Vantone International”) to better reflect our current business operations.

Our Subsidiaries

Vantone USA was incorporated under the laws of Nevada on December 5, 2007. It is a holding company that has owned 100% of the equity in Shenyang Vantone Healthcare Products Manufacturing Co., Ltd. (“Vantone Manufacturing”) since July 14, 2008. Most of Vantone International’s activities are conducted through its wholly own subsidiaries, Shenyang Heping District Vantone Small Loan Financing Co., Ltd. (“Vantone Small Financing”), Vantone Manufacturing, and Vantone Manufacturing’s variable interest entities in the PRC.

Shenyang Vantone Yuan Trading Co., Ltd. (“Vantone Yuan”) was incorporated under the law of the PRC. It was incorporated under the name Shenyang Tongbida Trading Co., Ltd., but adopted its current name on June 21, 2007. Through contractual agreements, Vantone Manufacturing will enjoy all of the profits and bear all of the losses arising from the business of Vantone Yuan during Vantone Manufacturing’s management period.

Kangping Vantone Trading Co., Ltd. (“Kangping Vantone”) was incorporated under the law of the PRC. Vantone Yuan owns 100% shares of Kangping Vantone.

Liaoning Vantone Insurance Agent Co., Ltd. (“Vantone Insurance”) was incorporated under the law of the PRC. Vantone Yuan owns 88% shares of Vantone Insurance.

Vantone Small Financing was incorporated under the law of the PRC. Vantone Yuan and Vantone International own 29.30% and 70.70% shares of Vantone Small Financing, respectively.

Corporate Structure

The following chart reflects our organizational structure for our active subsidiaries as of the date of this annual report.

Our Industry and Market

Water purifying equipment industry

In recent years, there has been public concern for environmental protection and water hygiene, and consumer capacity for water purifying equipment continues to rise. The water purifying equipment industry in China is growing rapidly and the volume of production is increasing year by year. In 2009, the production volume of water purifiers in China reached more than 20 million units. Concurrently the sales were approximately RMB 30 billion or $458,820,000 in 2009 (http://www.cu-market.com.cn/hgjj/2010-11-16/10520568.html). With increased usage of water appliances in the household, the need for water purifiers is rising.

Furthermore, survey data from the Water Purifying Industry Committee (http://www.cu-market.com.cn/hgjj/2010-11-16/10520568.html) provides that less than 15% of the households in Beijing, Shanghai, and Guangzhou, the largest three cities in China, owns water purifiers. The ownership rate in small and medium-sized cities is below 5% and rural market ownership of water purification systems is nominal, illustrating that the water purifier market has huge potential.

Insurance industry

According to the current insurance operating data in China released by the China Insurance Regulatory Commission, CIRC (http://insurance.jrj.com.cn/2010/09/2615148231742.shtml), during the period from January 2010 to August 2010, the insurance premium income was up to RMB 1,010 billion, or approximately $150 billion, an increase of 32.96% compared to the same period in 2009.  The casualty insurance premium income was RMB 263 billion, or approximately $40 billion, an increase of 32.63% compared to the same period in 2009 and the life insurance premium income was RMB 747 billion, or approximately $110 billion, an increase of 33.11% compared to the same period in 2009.

Based on data that has been collected from a daily newspaper in Beijing, from January 2010 to August 2010, the insurance industry’s expenses for insurance compensation was RMB 197 billion, or approximately $30 billion, a decrease of 5.41% compared to the same period in 2009. The amount of assets of the insurance industry were RMB 4,753 billion, or approximately $730 billion, an increase of 29.14% compared to the same period in 2009. The bank deposits were RMB 1,284 billion, or approximately $190 billion, an increase of 30.36% compared to the same period in 2009.

According to the Opinions Concerning the Reform and Improvement of Insurance Salesman Management System (No. 84 of 2010) issued by the CIRC on September 20, 2010 (http://www.circ.gov.cn/tabid/106/InfoID/143917/frtid/3871/Default.aspx), the Chinese government encourages insurance agencies to form a solid insurance marketing team, increase the investment in education and training for salesman, and improve the overall quality of insurance sales market. Insurance agency companies are encouraged to improve the income and benefits for individual salesmen, train the sales team and promote the development of the insurance marketing team. Insurance companies and insurance agency companies are also encouraged to actively explore new insurance marketing models and marketing channels in order to realize the specialization and professionalization of insurance sales system. The government encourages the cooperation between insurance companies and insurance agencies to establish a stable exclusive agency relationship and a sales outsourcing model. We believe that with the rapid development of the Chinese economy and the encouragement from the government, the Chinese insurance market has great potential.

According to the statistics prepared by the Insurance Association of China (http://www.iachina.cn/09/03/content/0013_news.html), by the first half year of 2010, there were over 150,000 companies with insurance brokers in China. The sales team has reached more than 3 million people.

Small loan industry

The small loan industry in China is an emerging market, which is different from Chinese traditional banking lending, with the features of flexible operation, a quick and simple loan procedure, and  often being unsecured.

A small loan company is incorporated under the relevant provisions of Guidance on the Small Loan Company Pilot of the China Banking Regulatory Commission and the People's Bank of China (No.23, 2008 of China Banking Regulatory Commission), which is a legal private financial institution and a useful complement to traditional bank lending.  A non-financial institution can operate small loans business without taking deposits from the public.

It has an incomparable advantage from the traditional Chinese banking and financing industry. This industry is recognized by the features of flexible, convenient and quick operation and is highly supported and encouraged by the government. Because the speed of China’s economic growth has slowed down and the inflation has heated up, the Chinese government has raised the deposit interest, and the deposit reserve rate in order to tighten the monetary policy. This practice provides an opportunity for the small loan business companies, especially in their active supporting roles in the promoting of the “agriculture, farmer and village” policy and satisfying the capital requirements for small and medium-size enterprises and individual businesses.

Our Products and Services

Water Purifiers

For our water purification business, we conduct research and development, assemble, and sell water purification products (We outsource the water purifier parts to other non-related factories). Commencing from April 2011, we are able to sell water purification equipment in physical stores or through our Vantone Online system. For our water purification products, our UF Water Filter patent has been issued by the Chinese government in March 2011. We also have one patent application currently pending with the related Chinese authorities.

Our current water purification products include Standard Direct Drinking Type, Miniature Standard Direct Drinking Type, Desktop Direct Drinking Type, Luxurious B-5 Band Hanging Direct Drinking Type, Luxurious B-6 Band Hanging Direct Drinking Type, Vantone high efficiency filtration water purifier and NM water glass, etc. With our established online distribution networks, we expect we will expand our market shares steadily.

Our Vantone ultra filtration water purifying equipment with double temperature adjustment function, can promote the national health and psycho-thermal safety standards for drinking water.  It has a double prevents dry heating design with heating capacity and a beautiful appearance. Our other series products, miniature, desk-top, standard direct drinking water purifying equipment also adopt modern filtration technology – the hollow fiber ultra-filtration technology.  They can perform concentration and the self-acting separation of water’s larger molecule or colloid substances, and intercept bacteria, remove a variety of harmful substances and the purify the water to make it drinkable directly.  They also include our innovative backwash device.

Our Luxurious B-5/6 Band Hanging Direct Drinking Type, one of the latest products in water purification equipment, can filter harmful substances and bacteria and release the necessary calcium ion with minerals for human body to absorb.  It can increase the cell vitality, accelerate the blood circulation, and purify the ordinary tap water into the oxygen-enriched water.

We plan to open or franchise approximately 110 physical stores in Shenyang, China by the end of 2011. However, we did not open or franchise any physical stores as of June 30, 2011.  Our goal is to open or franchise more physical stores nationwide and increase our active online members who will make regular purchases of our products through the Vantone Online system.  We generally charge an annual membership service fee of RMB 480 (equivalent to $73) in connection with the registration as a VIP member. In order to better recruit members, we implemented a discount of annual register membership fee of RMB 320 (equivalent to $49) in the three months ended June 30, 2010 and RMB 440 (equivalent to $67) from July 2010 to November 2010, respectively. However, the sales agents of our Vantone Insurance who have paid the deposit to the Company before March 31, 2010 may enjoy free registration as the permanent VIP membership if such sales agent completed a registration in Vantone online before December 1, 2010. In addition, we charge a permanent membership service fee of RMB 300 (equivalent to $46) to register permanent members who qualify as insurance agents from April 1, 2010 to November 30, 2010, otherwise, we charge a permanent membership service fee of RMB 480 (equivalent to $73).

Our water purifying equipment business is expected to be our major revenue driver, while our insurance and small financing loan businesses will complement our water purification business. For the fiscal year ended March 31, 2011, our water purifying equipment series products and water cups constitutes approximately 22% of our total revenues.  For the fiscal year ended March 31, 2012, we expect our water purification and other products sales, insurance agency service, and providing small financing business to generate approximately 70%, 10%, and 20%, respectively, of our annual revenues.

Insurance

As an insurance agent, we primarily represent a variety of insurance products, including home, property, life, health and auto insurance, for insurance companies located in China. For the fiscal year ended March 31, 2011, we primarily sold our insurance products through our Vantone Online system. Commencing from April 2011, we can sell our insurance products either in our physical locations or on our Vantone Online system.  In addition, we actively recruit our insurance agents as registered members of our Vantone Online store.  Our revenue from this segment is derived from commissions upon insurance products sales.  At June 2011, we have more than 700 registered online members as our insurance agents.

Currently, our collaborating insurance companies in China are  Generali China Life Insurance Company Ltd., Liaoning Province Branch, Ping’An Insurance (Group) Company of China, Ltd. Shengyang Center (“Ping’An”), New China Life Co., Ltd. Liaoning Branch and Heng’An Standard Life Co., Ltd. Liaoning Branch (“Heng’An”).

Heng’An’s products consist of Heng’An Standard Steady Life Endowment Insurance A, Heng’An Standard “Tian Tian Xiang Shang” of  University Education Cumulative Type Participating Insurance C, Heng’An Standard “Nian Nian Ji Xiang” Accident Insurance B, Heng’An Standard “Jin Fu Lai” Annuity Insurance, Heng’An Standard “Zhen Ai Xiang Sui” (Participating Type) A, ”Xing Kui You Ni” Lifelong Major Disease Insurance B, “Huan Xiao Man Tang” Endowment Insurance B, Heng’ An Standard Additional Premium Immunity Term Life Insurance, Heng’An Standard Additional Parenting Annuity Insurance A, Heng’An Standard Additional Accident Insurance, Heng’An Standard Additional Junior high school Education Annuity Insurance (Participating Type), Additional Pre-payment Critical Illness Insurance H, Additional Children Accident Injury Insurance, Additional “Jiang Kang Shi Fu” Long Term Medical Insurance, and Additional Hospitalization Allowances Medical Insurance.

Ping’An sells Enterprise Property Insurance, Transportation Insurance, Fabrication work risks, Liability, Insurance Car   Insurance, Compulsory Automobile Insurance, Accident and Health Insurance, Individual Property Insurance, and Leisurely Travel Ping’An insurance.

Our insurance agents are required to be licensed and qualified in engaging in the insurance industry in China. Currently, we are restricted to conduct our insurance sales business in the Liaoning province of China only. We are not currently authorized to conduct our insurance sales business outside the Liaoning province.

Small Loans Business

We provide three types of loans to our customers: credit loans, mortgage loans and pledge loans. We target our members of online stores and small and medium-sized enterprises to provide the loans. The majority of the clients of credit loans are members of Vantone online, who are 25 to 65 years old, with a good credit according to the record from our Vantone website and purchase certain amounts products from Vantone. The majority of clients of mortgaged or pledged loans are members of Vantone online, other small and medium-sized enterprise and individuals. As to mortgaged or pledged loans, the borrower mortgages (pledge) or guarantees with its or the third party’s personal property, real estate or rights to get a small loan from us. Generally, as to property and real estate with strong liquidity, we may provide a loan for as much as 50% of the above assets assessed value; as to the different liquidities of treasury bonds, deposit receipts, bank notes and stock, we provide as much as between 60% and 90% of the assessed value. All of the borrowers are required by us to submit an application and are subject to our approval. The terms of the loan will usually be less than six months.

Vantone Small Financing can solve members’ startup capital shortage by providing small financings to our online start-up business members, and support them to open a Vantone Brand franchised shop to distribute and display the products of our company. As a result, more members will join our Vantone Online, and more Vantone Brand franchised stores (either online or physical) will be opened.

Vantone Small Financing also intends to provide capital support for setting up additional insurance franchisees in the future, to improve company’s insurance agency business, to recruit more insurance agents to join us as our members, and to expand the franchised channel in the insurance market.

For the fiscal year ended March 31, 2011, we provided small financing loans to individual customers only. Commencing from April 2011, we started to provide small financing service to individuals and corporate entities, as well.    Our loans are not secured by the products that are sold to customers, but are secured by other collateral of the applicants, such as United States public companies outstanding common stock. We may also accept the applicant’s real properties, personal properties, bank funds, and/or future income as collateral in the future.  For the fiscal year ended March 31, 2011, all collateral were United States public companies outstanding stocks, and most of them are Vantone International’s outstanding stocks. Since most of the borrowers are our registered members on Vantone Online stores, such borrowers plan to establish the physical stores or expand their business. Therefore, after the physical stores or small business of the borrowers have been set up, we will require the borrowers to use their business operation rights and related assets as additional collateral to cover the full amount of the loans.  Furthermore, we request the borrower to purchase casualty insurance to secure those loans, which refer to us as primary beneficiary.  For individual and/or corporate applicants, most of borrowers have been approved to obtain the loans between RMB 10,000 to RMB 500,000, or approximately $1,527 to $76,352. In addition, each borrower can apply for multiple loans from us subject to our approval.

E-Commerce Online Products

Additionally, we sell some other products on our Vantone website, such as health care food and related products, skin-care and beauty products, and feminine care products, etc. These sales accounted for approximately 55% of our total revenue for the year ended March 31, 2011. However, we have significantly reduced the sales of these health products since April 2011.

Business Model and Process

We have combined the sales of water purifiers, insurance service, and small business financing service into one sales platform - Vantone Online by the online sales distribution channels, so called “3 + E” business model.

Water purifier manufacturing business

Our water purification business includes research and development of water purifiers under the Vantone Brand, assembly, distribution and delivery of the products, and after sales customer services and support. We have researched and developed a variety of water purifiers for household and corporate use.

We purchase the raw materials for the production of our water purifiers. The raw materials includes the parts or units of the water purifier that we use for assembly. Our raw material quality control staff inspects these raw materials upon delivery.  Upon passing the quality inspection, our staff will sign-in and seal the parts in our warehouse where they are placed in storage. We also require suppliers to provide a product quality certificate by a national authoritative inspection agency. For unqualified raw materials, we will contact the suppliers for returns and exchanges.

We implement quality management control on our assembly production line. According to Health Permit Document of Domestic Health and Safety Products in relation to drinking water issued by the Ministry of Public Health of the People’s Republic of China that, by examination and verification, our WTRO-JY type water purifier and WT-UF type UF water purifier comply with the relevant regulations of “Supervision and Management of Drinking Water”. Our measurement of quality objectives and processes were analyzed through planning, process, performance, recognition, execution and supervision, in order to assemble products to meet the requirements of customers and regulators.

We have engaged a third-party logistics transport company for the delivery of the products ordered by our customers. We have entered delivery service agreements with logistics companies. Our products are delivered by trucks through the logistics companies.

We have a strict after-sales customer service management system. The after-sales service department provides a customer hot line telephone service for our customers and performs return and exchange services, as well as process complaints from customers.

We provide a seven day return policy for our products which have quality issues, and a 12 months warranty. During the warranty period, if our products are out of order, we will provide repair service free of charge (excluding the consumable parts such as the filter in the water purifier), or we can exchange the product or provide a refund if the product cannot be repaired due to the quality issue. If the products are impaired due to lack of care or misuse by the customers, the customers will be liable for all the repair service charges.

Insurance agency business

We have entered into insurance agency contracts with various insurance companies in the Liaoning Province, China. The insurance companies are responsible for providing insurance products, pre-sale training of insurance products, sales consultation and after-sales service to our member agents. We are responsible for selling insurance products, recruiting and training insurance agents. Our revenue in this segment is mainly derived from the commissions of sales of insurance products.

Small loan business processes

Our small loan business is composed of sixteen steps, including marketing before the lending, business acceptance, survey before the lending, data acceptance, data input, material review, phone check, approving loans, signing contract, handling guarantee, lending examination, lending operation, file management, the management after the lending, service after the lending, and loan collection.

The stage before the lending includes marketing before the lending, business acceptance, survey before the lending, Our credit department is responsible for completing these items.

The stage during the lending includes data acceptance, data input, material review, phone check, approving loans, signing contract, handling guarantee, lending examination, and lending operation. Our risk control department is responsible for these items.

The stage after the lending includes archiving portfolios, performing after the lending management and service, collecting loans. The risk control department and finance department are responsible for the management after the lending and loan collection. The credit department and comprehensive administration department take charge of service after the lending.

We apply strict controls to make sure there is no conflict of interest in performing the loan and financing services.  Our loan approval team must be separated from the guaranty team, while our lending examiner must be independent from our sales persons who reach out to the collaborating business partners.

“E-Commerce”

We purchase and sell our “E-Commerce” merchandises based on the market demands and our customer preferences. Our goal is to meet the demand of our customers to the maximum extent and reduce any possible storages of products.

We sell our assembled products through our online website and our physical stores. We are responsible for the costs and expenses of the product promotions and marketing, quality controls and after-sales and customer services.

As to other products, we generally purchase these products from the manufacturers. If we satisfy certain purchase targets from the product manufacturers, we may serve as the exclusive regional sales agent for the manufacturers. For the fiscal years ended March 31, 2011 and 2010, we were the exclusive regional sales agent for various products. Under the purchase model from the products manufacturers, we make profits margins between the re-sale prices and purchase prices.

Our Suppliers

The following table summarizes raw materials and products purchased from major suppliers (each 10% or more of total raw material and products purchased):

	Purchased from	Number of	Percentage of
For The Fiscal Years Ended March 31,	Major Suppliers	Suppliers	Total Purchased
2011	$1,200,333	5	94.47%
2010	$1,204,129	3	43.05%

Following is a list of our top ten suppliers for our water purifier and online merchandizes for the fiscal year ended March 31, 2011:

Name of Suppliers	Products from Suppliers
Beijing Times Meiye Technology Development Co.Ltd.	Magical treasures EGF gift pack
Beijing Shuainihong Gene Technology Ltd.	Shuainihong gene system biology skincare products
Yongkang Liancheng Trading Ltd.	Water cup series
Wenzhou Jia Tai Latex Ltd.	Natural latex mattresses
Qingdao Juntong Biotechnology Co., Ltd.	Qianzhu series marine biological diet therapy products
Hangzhou Bolaite Electric Ltd.	Water purifier accessories
Shenzhen Shanyue Technology Development Ltd.	Lotus brand silver ions soft cotton for sanitary towel
Tianjin Dinghe Houseware Co., Ltd.	Natural latex mattresses
Shenyang City, Shen He District, Xin zhenfa Electronics trading company.	Water purifier accessories
Kunshan City Jinjiang Electronics Technology Co., Ltd.	Water purifier accessories

Following are the suppliers for our insurance products sales for the fiscal year ended March 31, 2011:

Suppliers	Insurance Policies purchased from this supplier USD ($)
Generali China Life Insurance Company Ltd., Liaoning Province Branch	10,781
Ping An Insurance (Group) Company of China,Ltd. Shengyang Center	9,704
New China Life Co., Ltd. Liaoning Branch	8,273
Heng An Standard Life Co., Ltd. Liaoning Branch	5,563
TOTAL	34,321

Our Customers

Our customers include both individuals and companies.  From April 1, 2010 to March 31, 2011, Shengyang City Heping District Jiuyan Health Care Store (store owner: Shouju Fei) and Dongfang Jixiang Store (store owner: Jinyang Yuan) were our top two customers purchasing 20.06% and 14.46% of our total sold products respectively.

Sales and Marketing

Water purifier business

The current rate of use of water purifiers in mainland China is at a1% level. There is a huge potential market in china.  According to Chinese office statistics, by the end of 2010, the demand for water purifiers in china is approximately 30,000,000 sets, changing frequent rate is 20%. For the fiscal year ended March 31, 2011, we have sold approximately 2,500 sets of water purifiers.

Insurance business

According to the statistics conducted by the Insurance Association of China, by the first half year of 2010, there were 2,538 insurance professional agency companies in China and 156,000 companies involved in the insurance business. The total salesmen have reached more than 3,020,000 people. In order to better develop our service and management, we established Vantone Online on April 1, 2010 to operate all of our sales businesses including sales of water purifying equipment, small loan financing, “E-Commerce” merchandises, and insurance-related products on the internet platform. Commencing from April 1, 2011, we plan to open physical stores. As a result, we can sell our insurance products either in our physical locations or on Vantone Online system. We also recruit our insurance agents as registered members of Vantone Online Store to better expand our insurance agent business. By June 2011, we have more than 700 registered online members as our insurance agents.

Small loan financing

By the end of June 30, 2010, there were approximately 1,940 small loan financing companies in China.  The total registered cost is RMB124.249 billion, the amount of loan is RMB124.48billion (Source: China's small loan company peak BBS http://finance.ce.cn/rolling/201007/23/t20100723_15997795.shtml). Vantone Small Financing was incorporated on September 27, 2010. As of March 31, 2011, we lent the total principal loans of RMB 46.20 million, or approximately $7,053,111, to our customers. We had a total of 1,234 customers. For the fiscal year ended March 31, 2011, we provided small financing loans to individual customers only. Commencing April 2011, we will provide small financing service to individuals and corporate entities to better develop our business.

Competition

Water purifier industry. The water purifier industry is an emerging industry in China. Our main competitors are Midea Company, which has very high brand recognition and an advantage in the Chinese electrical appliances industry, and Qinyuan, a traditional water purifier manufacturer, which is an early participant in water purifier industry in China. We believe that we need to increase our brand recognition in China to improve our sales and revenues.

Insurance agency industry. Due to our limited scope of the insurance agency business, our main competitors in the insurance agency business are the insurance company’s and the insurance agent company’s engaging in the life insurance business in the Liaoning province.

Small Financing industry. The small loan industry is still in the pilot phase in China. We believe that the competition between small financing companies has not yet formed and we have the advantages due to our “3+E” business model.

Our Competitive Advantages

We believe we have the following competitive advantages:

E-Commerce Business Model.

On Vantone Online, we manage and serve our members through electronic information technology. Our E-commerce is conducted electronically for virtual items (including, merchandise, insurance products and small loan financing service) such as access to premium content on a website, as well as the transportation of physical items and online inquires. Our E-commerce is conducted under the business model of “Business to Customer”. This E-Commerce operation has improved our management ability and our processing efficiency so that we can better and faster provide services for members. Members now can use Vantone Online marketing system to make sales and purchases. Meanwhile, we provide members with the ordering services, fund settlements and small financing and loan services online as well. This combined online business model in northeastern China is rarely adopted by other competitors and we are one of the few leading companies in the local market with the E-commerce business model in insurance, small financing and the health related products sales market. The adoption of the E-commerce business model also reduces substantial capital expenditures and other costs and expenses usually associated with the physical commercial leasing of stores and franchises and employment costs.

Market Position. Currently, our members distribute our water purifier and related products other than insurance products in the following cities or provinces in China: Liaoning, Heilongjiang, Jilin, Beijing, Tianjin, Cangzhou of Hebei, and Shijiazhuang. Red dots illustrated in the chart below represent the provinces where we have established distribution channels, with each city containing several distributors through our members.

Member Distribution in China

Member：1242
Member：4703
Member：16680
Member：150
Member：249
Member：372
Member：223
Member：1
Total Member：23620
Heilongjiang
Jilin
Liaoning
Inner Mongolia
Beijing
Tianjing
Hebei
Shanxi
Shandong
Xinjiang
Qinghai
Ningxia
Gansu
Shanxi
Henan
Jiangsu
Anhui
Shanghai
Tibet
Sichuan
Hubei
Chongqing
Zhejiang
Hunan
Jiangxi
Guizhou
Fujian
Taiwan
Yunnan
Guangxi
Guangdong
Xianggang
Aomen
Hainan

Advanced Technology. We have the core technology in water purifying products - the “backwash assembly” technology, which is a key component of our water purifier. We have designed, researched and developed this “backwash assembly” technology to adapt our water processing system and equipment products to different area in various water conditions. With this technology, the use life of our water purifying equipment is substantially prolonged. We consider this technology as our key technology as one of our competitive strengths in the current water purifier market in China.

Solid Customer Base. After years of development, we have established our loyal client networks nationwide and insurance-related products customer base in the Liaoning Province. When an individual insurance agent or agent company becomes one of our members, they would bring us their existing clients. Moreover, through the efforts of our small loan business to support our members opening “Vantone” brand franchised physical store, we will aggressively explore our client base in the near future.

Experienced Management Team. Our key management team has decades of experience in finance, banking, insurance and water-purifying industries. Our chairman, CEO and CFO, Mr. Honggang Yu, our Directors and Vice Presidents Mr. Dongfeng Liu, Mr. JutieHua and Mr. Jichun Li, our senior executive Managers Mr. Xianzhi Liu and Ms. Hong Jia, all have very extensive working experience in the above industries. Our management has an open mind in internal management of the Company and we are recruiting needed staff and officers at various stages of our business development.

Intellectual Property

We own and utilize the trademarks, patents and domain name listed below. We continuously look to increase the number of our trademarks and potential design and utility model patents where necessary to protect valuable intellectual property. We regard our trademarks and other intellectual property as valuable assets and believe that they have significant value in the marketing of our products. We vigorously protect our trademarks against infringement, including through the use of cease and desist letters, administrative proceedings and lawsuits.

We rely on trademark, patent, copyright and trade secret protection, non-disclosure agreements and licensing arrangements to establish, protect and enforce intellectual property rights in our logos, trade names and in the design of our products. In particular, we believe that our future success will largely depend on our ability to maintain and protect the “VANTONE” trademark. Despite our efforts to safeguard and maintain our intellectual property rights, we cannot be certain that we will be successful in this regard. Furthermore, we cannot be certain that our trademarks, products and promotional materials or other intellectual property rights do not or will not violate the intellectual property rights of others, that our intellectual property would be upheld if challenged, or that we would, in such an event, not be prevented from using our trademarks or other intellectual property rights. Such claims, if proven, could materially and adversely affect our business, financial condition and results of operations. In addition, although any such claims may ultimately prove to be without merit, the necessary management attention to and legal costs associated with litigation or other resolution of future claims concerning trademarks and other intellectual property rights could materially and adversely affect our business, financial condition and results of operations.

The laws of certain foreign countries do not protect intellectual property rights to the same extent or in the same manner as do the laws of the PRC. Although we continue to implement protective measures and intend to defend our intellectual property rights vigorously, these efforts may not be successful or the costs associated with protecting our rights in certain jurisdictions may be prohibitive. From time to time we may discover products in the marketplace that are counterfeit reproductions of our products or that otherwise infringe upon intellectual property rights held by us. Actions taken by us to establish and protect our trademarks and other intellectual property rights may not be adequate to prevent imitation of our products by others or to prevent others from seeking to block sales of our products as violating trademarks and intellectual property rights. If we are unsuccessful in challenging a third party’s products on the basis of infringement of our intellectual property rights, continued sales of such products by that or any other third party could adversely impact the “VANTONE” brand, result in the shift of consumer preferences away from our products and generally have a material adverse effect on our business, financial condition and results of operations.

Trademarks

We have registered the following trademarks with the Trademark Office, State Administration for Industry and Commerce in the PRC:

No.	Registration No.	Trademark	Registrant	Item Category	Expiration Date
1	7158721	SEASIDE NATURAL	Vantone Manufacturing	Category No. 11: Apparatus for lighting, heating, steam generating, cooking, refrigerating, drying, ventilating, water supply and sanitary purposes.	October 20, 2020
2	5941954	VANTONE	Vantone Manufacturing
Category No. 30:  Coffee, tea, cocoa, sugar, rice, tapioca, sago, artificial coffee; flour and preparations made from cereals, bread, pastry and confectionery, ices; honey, treacle; yeast, baking-powder; salt, mustard; vinegar, sauces ( condiments); spices; ice.
					January 27, 2020
3	5941888	VANTONE	Vantone Manufacturing	Category No. 34: Tobacco; smokers’ articles; matches.	January 6, 2020
4	5941956	VANTONE	Vantone Manufacturing	Category No. 35: Advertising; business management; business administration; office functions	July 27, 2020

We plan to file for extension with the Trademark Office of the above trademark before the expiration date.

Patents

We have been granted the following patent by the State Intellectual Property Office, or SIPO, of PRC. We enjoy a ten year protection period starting from the patent application date.

Patent No.	Patent Name	Patent Owner	Application Date	Date of Grant	Type
ZL201020138272.5	UF Water Filter	Vantone Manufacturing	03/23/2010	01/26/2011	Utility model

We have another application for patent currently pending with the State Intellectual Property Office, or SIPO, of PRC:

Patent No.	Patent Name	Patent Owner	Application Date	Date of Grant	Type
------------	Water Filter	Vantone Manufacturing	03/23/2010	--------------	Utility Patent

Domain Names

Vantone International owns the domain names of www.myvantone.com and http://vantoneint.com.

Employees

As of June 2011, we have a total of 48 full-time employees. The breakdown of our employees by department is:

General and Administration Department	11
Financial Department	10
Human Resource Department	8
Production Department	6
Marketing Department	9
Small Loan Financing Department	4

Our employees are not represented by any collective bargaining agreement and we believe we have never experienced a work stoppage. We believe we have good relations with our employees.

ITEM 1A. RISK FACTORS.

You should carefully consider the risks described below together with all of the other information included in this Form 10-K.  The statements contained in or incorporated herein that are not historic facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements. See “Cautionary Statement Regarding Forward-Looking Statements.”  If any of the following risks actually occurs, our business, financial condition or results of operations could be harmed. In that case, you may lose all or part of your investment.

Risks Relating to Our Business

If the water purifier market, commodities consumer market, insurance product market as well as small financing business fail to develop prospectively in china, our profitability may be reduced.

In recent years, China's economic develop constantly, so our commodities and insurance products market scale expands steadily. The two markets continuously bring in new products, new rivals continuously explore the favor of the client, and current competitors adjusted the strategy to support further promotion and development. We expect the two markets will continue to grow; and we must adjust our strategy to adapt the market development continuously. But now the entire world faces the economic crisis, which made economic growth slowdown, so the long-term trend of China's economy is unpredictable. Meanwhile, consumer’s taste is hard to be predicted accurately. If we are not able to find the suitable products successfully, our profit ability would be affected.

With the enhancement of Chinese consumer spending ability and the quality requirement of daily drinking water, the market of water purifier’s demand expands steadily in China. However, if we cannot develop new products effectively, improve the products quality, reduce the production cost and enhance the brand awareness, we will not have significant competitive advantage, and our profitability would be affected.

Small financing & mortgage company is an emerging non-financial corporation in China, but due to the Chinese economic growth slows down, aggravate of the inflation and influence of the prospective on raising the interest rate, if we can’t expand investment channel effectively for attracting more clients, our profitability is hard to be forecasted. Small financing & mortgage business may incur the risk of which the principal and interest is unable to recover, which might affect our profitability.

We are implementing significant changes in our business plan.  If we fail to effectively manage the transition, our business and operating results could be harmed.

During the past fiscal year we began to implement significant changes in our business plan.  Initially we began to transition from a franchise marketing model to an agency model.  Then we added to our product offerings higher priced electronic products in February 2009.  Both of these changes have resulted in disruptions in our financial results. In 2010 we cancelled our entire sales network and devoted our business to an e-commerce platform.  We established a 3+E operation model. These changes have taken place, and will continue to spread, thus it requires the better basis on our management and financial affairs. In addition, if the necessary funding can be obtained, we will be able to improve our operational, financial and management controls as well as our reporting systems and procedures. The complexity of this business plan means that we are likely to face many challenges, some of which are not foreseeable. Problems may occur with our business relationship with the suppliers, and furthermore some of them cannot be forecasted. It may suffer from some problem that the relationship between supplier and us as well as our ability to sell our products to our customers. If we are not able to obtain the necessary funding and operate efficiently, our business plan may fall short of its goals, and our ability to manage our growth could be hurt.

An increase in wholesale prices for our distributed products could increase our costs and decrease our profits.

Changes in wholesale prices for our distributed products could significantly affect Vantone’s business. Since the cost of the distributed materials is a substantial part of our product price, the increase in the cost will decrease our gross profit margin.  We also rely on several major suppliers to provide such products to distribute. Failure to maintain business relationship with these major suppliers may make the distributed products inaccessible, and thus hurt our operating results.

We may have difficulty in establishing adequate management and financial controls in China.

The People’s Republic of China has only recently begun to adopt the management and financial reporting concepts and practices that investors in the United States are familiar with.  We may have difficulty in hiring and retaining employees in China who have the experience necessary to implement the kind of management and financial controls that are expected of a United States public company.  If we cannot establish such controls, we may be lack of experience in collecting financial data, preparing financial statements, keeping accounts and setting the accounting standard for business according to U.S. standards.

We may incur significant costs to ensure compliance with U.S. corporate governance and accounting requirements.

According to the Sarbanes-Oxley Act of 2002, Sarbanes-Oxley, or other rules implemented by the Securities and Exchange Commission, we may incur the costs associated with the requirement for the financial reports of public companies reporting requirements and for the new corporate governance. We expect all of these applicable rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. We also expect that these applicable rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors, on committees of our board of directors or as executive officers.

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

The elimination of monetary liability against our directors, officers and employees under Nevada law and the existence of indemnification rights to our directors, officers and employees may result in substantial expenditures that could be a drain on our resources by our Company and may discourage lawsuits against our directors, officers and employees.

Our certificate of incorporation and applicable Nevada law limit monetary liability against our directors, officers and employees and provide for the indemnification of our directors, officers, employees, and agents, under certain circumstances, against attorney’s fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on behalf of us. Accordingly, we will have a much more limited right of action against our directors than otherwise would be the case. We will also bear the expenses of such litigation for any of our directors, officers, employees, or agents, upon such person’s promise to repay us if it is ultimately determined that any such person shall not have been entitled to indemnification. This indemnification policy could result in substantial expenditures by us that we would be unable to recoup. These provisions and resultant costs may also discourage our company from bringing a lawsuit against directors and officers for breaches of their fiduciary duties, and may similarly discourage the filing of derivative litigation by our stockholders against our directors and officers even though such actions, if successful, might otherwise benefit us and stockholders.

We do not foresee paying cash dividends in the foreseeable future and, as a result, our investors’ sole source of gain will depend on capital appreciation, if any.

We do not plan to declare or pay any cash dividends on our shares of common stock in the foreseeable future and currently intend to retain any future earnings for funding growth. As a result, investors should not rely on an investment in our securities if they require the investment to produce dividend income. Capital appreciation, if any, of our shares may be investors’ sole source of gain for the foreseeable future. Moreover, investors may not be able to resell their shares of the Company at or above the price they paid for them.

We rely on key personnel and the loss of any key employees, officers and/or directors may have a materially adverse effect on our operations.

Our success is substantially dependent on the continued services of our executive officers, particularly Honggang Yu, our Chairman, CEO and CFO, and other key personnel who generally have extensive experience in the water purification industry, small financing industry as well as insurance agency industry. The loss of the services of any key employee, or our failure to attract and retain other qualified and experienced personnel on acceptable terms, could have a material adverse effect on our business and results of operations.

Compliance with changing regulation of corporate governance and public disclosure will result in additional expenses.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and related SEC regulations, have created uncertainty for public companies and have significantly increased the costs and risks associated with accessing the public markets and public reporting. Our management team will need to invest significant management time and financial resources to comply with both existing and evolving standards for public companies, which will lead to increased general and administrative expenses and a diversion of management time and attention from revenue generating activities to compliance activities.

We may not be able to meet the internal control reporting requirements imposed by the SEC resulting in a possible decline in the price of our common stock and our inability to obtain future financing.

As directed by Section 404 of the Sarbanes-Oxley Act, the SEC adopted rules requiring each public company to include a report of management on the company’s internal controls over financial reporting in its annual reports. Although the Dodd-Frank Wall Street Reform and Consumer Protection Act exempts companies with a public float of less than $75 million from the requirement that our independent registered public accounting firm attest to our financial controls, this exemption does not affect the requirement that we include a report of management on our internal control over financial reporting and does not affect the requirement to include the independent registered public accounting firm’s attestation if our public float exceeds $75 million.

While we expect to expend significant resources in developing the necessary documentation and testing procedures required by Section 404 of the Sarbanes-Oxley Act, there is a risk that we may not be able to comply timely with all of the requirements imposed by this rule. Regardless of whether we are required to receive a positive attestation from our independent registered public accounting firm with respect to our internal controls, if we are unable to do so, investors and others may lose confidence in the reliability of our financial statements and our stock price and ability to obtain equity or debt financing as needed could suffer.

In addition, in the event that our independent registered public accounting firm is unable to rely on our internal controls in connection with its audit of our financial statements, and in the further event that it is unable to devise alternative procedures in order to satisfy itself as to the material accuracy of our financial statements and related disclosures, it is possible that we would be unable to file our Annual Report on Form 10-K with the SEC, which could also adversely affect the market for and the market price of our common stock and our ability to secure additional financing as needed.

Certain provisions of our Certificate of Incorporation may make it more difficult for a third party to effect a change in control.

Specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with, or sell assets to, a third party. The ability of our board of directors to issue preferred stock could make it more difficult to delay, discourage, prevent or make it more costly to acquire or effect a change-in-control, which in turn could prevent the stockholders from recognizing a gain in the event that a favorable offer is extended as well as could materially and negatively affect the market price of our common stock. Our bylaws or certificate of incorporation do not contain any other provisions that would have the effect of delaying or preventing a change in control.

Risks Relating to the People’s Republic of China

Almost all of our assets are located in the PRC and almost all of our revenues are derived from our operations in China, and changes in the political and economic policies of the PRC government could have a significant impact upon the business we may be able to conduct in the PRC and accordingly on the results of our operations and financial condition.

Our business operations may be adversely affected by the current and future political environment in the PRC. The Chinese government exerts substantial influence and control over the manner in which we must conduct our business activities. Our ability to operate in China may be adversely affected by changes in Chinese laws and regulations, including those relating to taxation, import and export tariffs, raw materials, environmental regulations, land use rights, property and other matters. Under the current government leadership, the government of the PRC has been pursuing economic reform policies that encourage private economic activity and greater economic decentralization. There is no assurance, however, that the government of the PRC will continue to pursue these policies, or that it will not significantly alter these policies from time to time without notice.

Our operations are subject to PRC laws and regulations that are sometimes vague and uncertain. Any changes in such PRC laws and regulations, or the interpretations thereof, may have a material and adverse effect on our business.

We conduct our business primarily through Vantone Manufacturing which is a subsidiary company in PRC and its variable interest entities including Vantone Yuan Trading, Vantone Insurance and Vantone Financing. Our operations in China are governed by Chinese laws and regulations. We are generally subject to laws and regulations applicable to foreign investments in China and, in particular, laws applicable to wholly foreign-owned enterprises. Because Chinese laws are all statute laws, prior court decisions may be referred to but they are not legal precedents.
The legal system in China is a system of civil laws, based on provisions and written codes, therefore precedents and cases are not binding on the future decisions of the courts. There are substantial uncertainties regarding the interpretation and application of PRC laws and regulations, including, but not limited to, the laws and regulations governing our business, or the enforcement and performance of our arrangements with customers in the event of the imposition of statutory liens, death, bankruptcy or criminal proceedings. Only after 1979 did the Chinese government begin to promulgate a comprehensive system of laws that regulate economic affairs in general, deal with economic matters such as foreign investment, corporate organization and governance, commerce, taxation and trade, as well as encourage foreign investment in China.  Although the influence of the law has been increasing, China has not developed a fully integrated legal system and recently enacted laws and regulations may not sufficiently cover all aspects of economic activities in China. Also, because these laws and regulations are relatively new, and because of the limited volume of published cases and judicial interpretation and their lack of force as precedents, interpretation and enforcement of these laws and regulations involve significant uncertainties. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively. In addition, there have been constant changes and amendments of laws and regulations over the past 30 years in order to keep up with the rapidly changing society and economy in China. Because government agencies and courts provide interpretations of laws and regulations and decide contractual disputes and issues, their inexperience on new business and new polices or regulations in certain less developed areas causes uncertainty and may affect our business. In some provincial areas, the government agencies and the courts are protectionist and may not fully enforce contractual rights against local parties.  In certain areas, the intellectual property and trade secret protections are not as effective as those in the other areas in China or in the U.S. in general.  Consequently, we cannot clearly foresee the future direction of Chinese legislative activities with respect to either businesses with foreign investment or the effectiveness on enforcement of laws and regulations in the less developed areas in China. The uncertainties, including new laws and regulations and changes of existing laws, as well judicial interpretation by inexperienced officials in the agencies and courts in certain areas, may cause possible problems to foreign investors.

Investors may experience difficulties in effecting service of legal process, enforcing foreign judgments or bringing original actions in China based upon U.S. laws, including the federal securities laws or other foreign laws against us or our management.

Most of our current operations, including the manufacturing and distribution of our products, are conducted in China. Moreover, all of our directors and officers are nationals and residents of China. All or substantially all of the assets of these persons are located outside the United States and in the PRC. As a result, it may not be possible to effect service of process within the United States or elsewhere outside China upon these persons. In addition, uncertainty exists as to whether the courts of China would recognize or enforce judgments of U.S. courts obtained against us or such officers and/or directors predicated upon the civil liability provisions of the securities laws of the United States or any state thereof, or be competent to hear original actions brought in China against us or such persons predicated upon the securities laws of the United States or any state thereof.

In insurance supervision, potential legal liabilities may come from market access restrictions of insurance services. Pursuant to the conditions for market access of insurance services under China Insurance Regulatory Commission ‘Provisions on the Supervision and Administration of Specialized Insurance Agencies’ (No.5, 2009 of Order of China Insurance Regulatory Commission), the registered capital of a specialized insurance agency shall be not less than RMB 2 million, while that of a  specialized insurance agency whose business area is not limited to the province, autonomous region or municipality directly under the Central Government at the place of registration shall be not less than RMB 10 million. The registered capital of a specialized insurance agency must be paid-in monetary capital. A specialized insurance agency formed with the minimum registered capital allowed by these Provisions is entitled to form three branch offices, and shall increase its registered capital by at least RMB 200,000 each time it applies for forming a new branch office in addition to the three branch offices. In particular, each time when it applies for forming a branch office in a province, autonomous region or municipality directly under the Central Government other than its place of domicile, it shall increase its registered capital by at least RMB 1 million. If the increased registered capital of the specialized insurance agency reaches the requirement of the preceding paragraph when it applies for setting up a branch office, it is not required to increase the registered capital any more. If the registered capital of the specialized insurance agency is RMB 20 million or more, it is not required to increase the registered capital for the purpose of setting up branch offices. Vantone Insurance currently only can provide the insurance service in Liaoning Province, and can’t operate insurance service in other province.

In financial supervision, potential legal liabilities may come from the loan interest rate. Pursuant to the Guidance on the Small Loan Company Pilot of the China Banking Regulatory Commission and the People's Bank of China (No.23, 2008 of China Banking Regulatory Commission), small loan companies operate in accordance with market principles, unloosening the cap of loan interest rate, but not exceeding the upper limitation which set by the judicial departments. The lower limit is 0.9 times of the benchmark rate which published by the people's bank of china, and the specific self-floating rate is determined in accordance with market principles. The repayment of the loan term, loan terms, etc. in the contract, shall be fixed by both lenders and borrowers according to law under the principle of fair and voluntary consultation. In other words, the loan interest rate’s interval will between 0.9 times and 4 times of the People's Bank of China’ s benchmark rate during the same term and the same level of the loan.

Although the above mentioned, but we can't guarantee that we will always abide by the laws and regulations or we needn't spend a lot of money to comply with environmental laws, regulations and permits, or pay off the responsibility which incurred by these regulations.

Our labor costs are likely to increase as a result of changes in Chinese labor laws.

We expect to experience an increase in our cost of labor due to recent changes in Chinese labor laws which are likely to increase costs further and impose restrictions on our relationship with our employees. In June 2007, the National People’s Congress of the PRC enacted new labor legislation called the Labor Contract Law and more strictly enforced existing labor laws. The new legislation, which became effective on January 1, 2008, amends and stipulates workers’ rights concerning overtime hours, pensions, layoffs, employment contracts and the role of trade unions. As a result of the new legislation, the Company has had to reduce the number of hours of overtime its employees can work, substantially increase the salaries of its employees, provide additional benefits to its employees, and revise its certain labor practices. The increase in labor costs has increased the Company’s operating costs, which the Company has not always been able to pass through to its customers. As a result, the Company has incurred certain operating losses as its cost of manufacturing increased. In addition, under the new legislation, employees who either have worked for the Company for 10 years or more or who have had two consecutive fixed-term contracts must be given an “open-ended employment contract” that, in effect, constitutes a lifetime, permanent contract, which is terminable only in the event the employee materially breaches the Company’s rules and regulations or is in serious dereliction of his duty. Such non-cancelable employment contracts will substantially increase its risks related to employment and limit the Company’s ability to downsize its workforce in the event of an economic downturn. No assurance can be given that the Company will not in the future be subject to labor strikes or that it will not have to make other payments to resolve future labor issues caused by the new legislation. Furthermore, there can be no assurance that the labor laws will not be changed further or that their interpretation and implementation will be varied, which may have a negative effect upon our business and results of operations.

The ability of our Chinese operating subsidiaries to pay dividends may be restricted due to foreign exchange control and other regulations of China.

Under applicable PRC regulations, foreign-invested enterprises in China may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. In addition, a foreign-invested enterprise in China is required to set aside at least 10.0% of its after-tax profits based on PRC accounting standards each year to its general reserves until the accumulative amount of such reserves reach 50.0% of its registered capital. These reserves are not distributable as cash dividends. The board of directors of a foreign-invested enterprise has the discretion to allocate a portion of its after-tax profits to staff welfare and bonus funds except in case of liquidation.

Furthermore, the ability of our Chinese operating subsidiaries to pay dividends may be restricted due to the foreign exchange control policies and availability of cash balance of the Chinese operating subsidiaries. Substantially, all of our operations are conducted in China and all of our revenue and currency received are denominated in Renminbi (RMB). RMB is subject to the exchange control regulation in China, and, as a result, we may unable to distribute any dividends outside of China due to PRC exchange control regulations that restrict our ability to convert RMB into U.S. Dollars.

Our inability to receive dividends or other payments from our Chinese operating subsidiary may limit our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends or otherwise fund, and conduct our business. Our funds may not be readily available to us to satisfy obligations which have been incurred outside the PRC, which could adversely affect our business and prospects or our ability to meet our cash obligations. Accordingly, if we do not receive dividends from our Chinese operating subsidiary, our liquidity, financial condition and ability to make dividend distributions to our stockholders will be materially and adversely affected.

The foreign currency exchange rate between U.S. Dollars and Renminbi could adversely affect our financial condition.

To the extent that we need to convert U.S. Dollars into Renminbi for our operational needs, our financial position and the price of our common stock may be adversely affected should the Renminbi appreciate against the U.S. Dollar at that time. Conversely, if we decide to convert our Renminbi into U.S. Dollars for the operational needs or paying dividends on our common stock, the dollar equivalent of our earnings from our subsidiaries in China would be reduced should the U.S. Dollar appreciate against the Renminbi at that time.

Until 1994, the Renminbi experienced a gradual but significant devaluation against most major currencies, including U.S. Dollars, and there was a significant devaluation of the Renminbi on January 1, 1994 in connection with the replacement of the dual exchange rate system with a unified managed floating rate foreign exchange system. Since 1994, the value of the Renminbi relative to the U.S. Dollar has remained stable and has appreciated slightly against the U.S. Dollar. Countries, including the United States, have argued that the Renminbi is artificially undervalued due to China’s current monetary policies and have pressured China to allow the Renminbi to float freely in world markets. In July 2005, the PRC government changed its policy of pegging the value of the Renminbi to the U.S. Dollar. Under the new policy the Renminbi is permitted to fluctuate within a narrow and managed band against a basket of designated foreign currencies. While the international reaction to the Renminbi revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in further and more significant appreciation of the Renminbi against the U.S. Dollar.

Inflation in the PRC could negatively affect our profitability and growth.

While the PRC economy has experienced rapid growth, such growth has been uneven among various sectors of the economy and in different geographical areas of the country. Rapid economic growth can lead to growth in the money supply and rising inflation. During the past decade, the rate of inflation in China has been as high as approximately 20% and China has experienced deflation as low as approximately minus 2%. If prices for our products and services rise at a rate that is insufficient to compensate for the rise in the costs of supplies such as raw materials, it may have an adverse effect on our profitability. In order to control inflation in the past, the PRC government has imposed controls on bank credits, such as the limits on loans for fixed assets and the restrictions on state bank lending. The implementation of such policies may impede economic growth. In December 2007, the central bank raised benchmark interest rates for six times successively in response to the excess liquidity and inflation pressures. Starting in December 2008, the central bank lowered lending rates for five times rate and lowered deposit rates for four times in response to the international financial crisis. On October 20, 2010, the central bank raised interest rates, which is the first time during the past three years. The central bank raised interest rate and reserve, which causes a slow economic growth in China to restrain China's inflation, and which also directly affects the development of our small loan business.

Failure to comply with the United States Foreign Corrupt Practices Act could subject us to penalties and other adverse consequences.

As our ultimate holding Company is a Delaware corporation, we are subject to the United States Foreign Corrupt Practices Act, which generally prohibits United States companies from engaging in bribery or other prohibited payments to foreign officials for the purpose of obtaining or retaining business. Foreign companies, including some that may compete with us, are not subject to these prohibitions. Corruption, extortion, bribery, pay-offs, theft and other fraudulent practices may occur from time-to-time in the PRC. We can make no assurance, however, that our employees or other agents will not engage in such conduct for which we might be held responsible. If our employees or other agents are found to have engaged in such practices, we could suffer severe penalties and other consequences that may have a material adverse effect on our business, financial condition and results of operations.

Risks Relating to Our Securities

The application of the “penny stock” rules could adversely affect the market price of our common stock and increase your transaction costs to sell those shares.

The trading price of our common shares is below $1.00 per share, thus we are deemed a “penny stock” company and the open-market trading of our common shares will be subject to the “penny stock” rules. The “penny stock” rules impose additional sales practice requirements on broker-dealers who sell securities to persons other than established customers and accredited investors (generally those with assets in excess of 1,000,000 or annual income exceeding $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of securities and have received the purchaser’s written consent to the transaction before the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the broker-dealer must deliver, before the transaction, a disclosure schedule prescribed by the Securities and Exchange Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information on the limited market in penny stocks. These additional burdens imposed on broker-dealers may restrict the ability or decrease the willingness of broker-dealers to sell our common shares, and may result in decreased liquidity for our common shares and increased transaction costs for sales and purchases of our common shares as compared to other securities.

The market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses.

Our shares of common stock are thinly traded and you may be unable to sell at or near ask prices or at all if you desire to liquidate your shares.

We cannot predict the extent to which an active public market for our common stock will develop or be sustained. Our common shares have historically been sporadically or “thinly-traded” on Pink OTC Markets, Inc., meaning that the number of persons interested in purchasing our common shares at or near bid prices at any given time may be relatively small. This situation is attributable to a number of factors, including the fact that we are a small company which is relatively unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to purchase or recommend the purchase of our shares until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. We cannot give you any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that current trading levels will be sustained.

Our shares are subject to significant price volatility, which may prevent you from selling your stock at or above your purchase price if at all.

The market for our common shares is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. The volatility in our share price is attributable to a number of factors. First, as noted above, our common shares are sporadically and/or thinly traded. As a consequence of the lack of liquidity, the trading of relatively small quantities of shares by our stockholders may disproportionately influence the price of those shares in either direction. The price for our shares could, for example, decline precipitously in the event that a large number of our common shares are sold on the market without commensurate demand, as compared to a seasoned issuer, which could better absorb those sales without adverse impact on its share price.  In addition, actual or anticipated variations in our quarterly or annual operating results, adverse outcomes and additions or departures of our key personnel may also add to the volatility in the price of our common shares.  The price at which you purchase our common stock may not be indicative of the price that will prevail in the trading market. You may be unable to sell your common stock at or above your purchase price if at all, which may result in substantial losses to you.

Secondly, we are a speculative or “risky” investment due to our fluctuating level of revenues or profits to date and uncertainty of future market acceptance for our current and potential products. As a consequence of this enhanced risk, more risk-averse investors may, under the fear of losing all or most of their investment in the event of negative news or lack of progress, be more inclined to sell their shares on the market more quickly and at greater discounts than would be the case with the stock of a seasoned issuer. Many of these factors are beyond our control and may decrease the market price of our common shares, regardless of our operating performance.  We cannot make any predictions or projections as to what the prevailing market price for our common shares will be at any time, including as to whether our common shares will sustain their current market prices, or as to what effect that the sale of shares or the availability of common shares for sale at any time will have on the prevailing market price.

Volatility in our common share price may subject us to securities litigation.

The market for our common stock has, when compared to seasoned issuers, price volatility and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. In the past, plaintiffs have often initiated securities class action litigation against a Company following periods of volatility in the market price of its securities. We may, in the future, be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management’s attention and resources.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not Applicable.

ITEM 2. PROPERTIES.

Facilities

Our executive offices and production facilities are located at No.195 Zhongshan Road, Heping District, Shenyang, China. We own the 16th, 17th and 18th floors of the building.  There is no private land ownership in China, however, the land on which our facility located is leased from the Shenyang government for a term of 50 years.  Our land lease expiration date is August 23, 2046, and we will be able to extend the land lease term after paying certain amounts of property taxes upon expiration.

We have also entered into the lease agreement with Shenyang Xinkang Plastic Co., Ltd. for a five-year lease starting from July 10, 2011. The leased property is located in the Kangping District.  We are leasing this property for our water purifier assembly operations.  The leased site is approximately 1,080 square meters and the annual production capacity of our water purifier assembly operations is approximately 30,000 units per year as compared to 15,000 units in our current assembly operation site that is located in No.195 Zhongshan Road, Heping District, Shenyang, China.  We plan to use this factory in July 2011.

During the past two years we also leased certain office space in Harbin, Jilin, and Kangping Districts, and one warehouse in the Kangping District under an operating lease. The rent fees for our leased properties under operating leases were $21,874 and $18,227 for the fiscal years ended March 31, 2011 and 2010, respectively. We will be able to renew the other leases when they expire.

Our assets included buildings and facilities owned by us, transportation equipment, office equipment and other equipment, excluding our non-operating property. Our net value of property and equipment for the fiscal year ended March 31, 2011 was $1,805,034. During the operational period, all facilities are in good working orders.

	Original Cost	Accumulated Depreciation	Total
Houses and Buildings	$2,063,092	$382,240	$1,680,852
Vehicles	$201,013	$121,227	$79,786
Office Furniture and Equipments	$79,802	$49,194	$30,608
Software	$44,541	$30,753	$13,788
Total	$2,388,448	$583,414	$1,805,034

ITEM 3. LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business.  However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.  We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

ITEM 4. (REMOVED AND RESERVED).

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is listed for quotation on the Pink OTC Market Inc. under the symbol “VNTI.PK”. The following table sets forth for the respective periods indicated the high and low bid prices for the common stock, as reported by the Pink OTC Market Inc.  Such prices are based on inter-dealer bid and asked prices, without markup, markdown, commissions, or adjustments and may not represent actual transactions.

Bid
Quarter Ending	High	Low
June 30, 2009	$ .25	$ .09
September 30, 2009	$ .35	$ .12
December 31, 2009	$ .35	$ .13
March 31, 2010	$ .30	$ .16
June 30, 2010	$ .26	$ .09
September 30, 2010	$ 1.01	$ .09
December 31, 2010	$ .95	$ .21
March 31, 2011	$ .68	$ .11

Shareholders

As of May 12, 2011, there were 2,408 record owners of our common stock.

Transfer Agent

Our transfer agent is Signature Stock Transfer, Inc., at the address of 2632 Coachlight Court, Plano, Texas 75093. Its telephone number is (972) 612-4120.

Dividends

We currently do not anticipate paying any cash dividends on our common stock in the foreseeable future. Although we intend to retain our earnings, if any, to finance the growth of our business, our Board of Directors will have the discretion to declare and pay dividends in the future, subject to applicable PRC regulations and restrictions as described below. Payment of dividends in the future will depend upon our earnings, capital requirements, and other factors, which our Board of Directors may deem relevant.

In addition, due to various restrictions under PRC laws on the distribution of dividends by our PRC operating companies, we may not be able to pay dividends to our stockholders. The Wholly-Foreign Owned Enterprise Law (1986), as amended, and The Wholly-Foreign Owned Enterprise Law Implementing Rules (1990), as amended and the Company Law of the PRC (2006), contain the principal regulations governing dividend distributions by wholly foreign owned enterprises. Under these regulations, wholly foreign owned enterprises may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. Additionally, such companies are required to set aside a certain amount of their accumulated profits each year, if any, to fund certain reserve funds. These reserves are not distributable as cash dividends except in the event of liquidation and cannot be used for working capital purposes. The PRC government also imposes controls on the conversion of RMB into foreign currencies and the remittance of currencies out of the PRC. Therefore, we may experience difficulties in completing the administrative procedures necessary to obtain and remit foreign currency for the payment of dividends from the Company’s profits. Furthermore, if our subsidiaries and affiliates in China incur debt on their own in the future, the instruments governing the debt may restrict its ability to pay dividends or make other payments. If we or our subsidiaries and affiliates are unable to receive all of the revenues from our operations through the current contractual arrangements, we may be unable to pay dividends on our common stock.

Securities Authorized for Issuance Under Equity Compensation Plans

We presently do not have any equity based or other long-term incentive programs. In the future, we may adopt and establish an equity-based or other long-term incentive plan, subject to the approval of our board of directors and, if applicable, our stockholders.

ITEM 6. SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

The following analysis of our consolidated financial condition and results of operations for the fiscal years ended March 31, 2011 and 2010 should be read in conjunction with the consolidated financial statements, including footnotes.

Business Overview

During the fiscal year ended March 31, 2010, we were engaged in the sale of a variety of products through sales agents. Commencing from April 2010, we terminated our sales agency agreements and started to establish our Vantone online shop.  We have combined the sales of water purifiers, insurance service and small business financing service into one sales platform - Vantone Online by online sales distribution channels.  We mainly operated our business through our website Vantone Online for the fiscal year ended March 31, 2011. Concurrently, we implemented our new business model of customer online order and e-payment upon the Vantone online system.  In order to increase our sales volume, and satisfy more customers’ demands in the future, we plan to open physical stores all over China, commencing in April 2011. The customer can make orders through our Vantone online website, and then make payment and collect products in any required physical store. In addition, we provided small finance and mortgage services to consumers through our subsidiary, Vantone Small Financing. For the fiscal year ended March 31, 2011, we provided small financing loans to individual customers only. Commencing April 2011, we plan to develop actively corporate entities to expand our small financing loans business. Through this effective integration of our resources, we have successfully increased our market share in the businesses that we operate and competitiveness.

Foreign Exchange Considerations

Even though we are a U.S. company, because all of our operations are located in the PRC, we face certain risks associated with doing business in the PRC. These risks include risks associated with the ongoing transition from state business ownership to privatization, operating in a cash-based economy, dealing with inconsistent government policies, unexpected changes in regulatory requirements, export restrictions, tariffs and other trade barriers, challenges in staffing and managing operations in a communist country, differences in technology standards, employment laws and business practices, longer payment cycles and problems in collecting accounts receivable, and changes in currency exchange rates and currency exchange controls. We are unable to control the vast majority of these risks associated both with our operations and the country in which they are located and these risks could result in a significant decline in our revenue.

Because revenues from our operations in the PRC accounted for 100% of our consolidated net revenues, how we report net revenues from our PRC-based operations is of particular importance to understanding our financial statements. Transactions and balances originally denominated in U.S. dollars are presented in their original amounts. Transactions and balances in other currencies are converted into U.S. dollars in accordance with Statement of Financial Accounting Standards (SFAS) No. 52, "Foreign Currency Translation," and are included in determining comprehensive net income or loss. For foreign operations with the local currency as the functional currency, assets and liabilities are translated from the local currencies into U.S. dollars. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income or loss.

The functional currency of our Chinese subsidiaries is the Chinese RMB. The financial statements of the subsidiaries are translated into U.S. dollars using year-end rates of exchange for assets and liabilities, and average rates of exchange for the period for revenues, costs, and expenses. Net gains and losses resulting from foreign exchange transactions are included in the consolidated statements of operations and were not material during the periods presented. Until 1994, the RMB experienced a gradual but significant devaluation against most major currencies, including U.S. dollars, and there was a significant devaluation of the RMB on January 1, 1994 in connection with the replacement of the dual exchange rate system with a unified managed floating rate foreign exchange system. Since 1994, the value of the RMB relative to the U.S. Dollar has remained stable and has appreciated slightly against the U.S. dollar. Countries, including the United States, have argued that the RMB is artificially undervalued due to China's current monetary policies and have pressured China to allow the RMB to float freely in world markets.

On July 21, 2005, the PRC reported that it would have its currency pegged to a basket of currencies rather than only tying it to a fixed exchange rate to the dollar. The PRC also increased the value of its currency 2% higher against the dollar, effective immediately. If any devaluation of the RMB were to occur in the future, returns on our operations in China, which are expected to be in the form of RMB, will be negatively affected upon conversion to the U.S. dollar. Although we attempt to have most future payments (mainly repayments of loans and capital contributions) denominated in U.S. dollars, if the value of the RMB increases in the future, our product sales in China and in other countries may be negatively affected.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

A summary of significant accounting policies is included in Note 3 to the consolidated financial statements. Management believes that the application of these policies on a consistent basis enables us to provide useful and reliable financial information about our operating results and financial condition.

We record property and equipment at cost. Depreciation is provided using the straight-line method over the estimated economic lives of the assets, which are from 3 to 20 years. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred. We review the carrying value of long-lived assets for impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets is measured by comparison of its carrying amount to the undiscounted cash flows that the asset or asset group is expected to generate. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the property, if any, exceeds its fair market value.

Revenue includes sales of products, insurance services rendered, small amount financing and mortgage service, VIP membership fee and network service fees collected. Our revenues from the products revenue represents the invoiced value of goods sold recognized upon the delivery of goods to customers, net of allowance for estimated returns, when both title and risk of loss transfer to the customer, provided that no significant obligations remain.

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

Results of Operations

Results of operations for the fiscal year ended March 31, 2011 as compared to the fiscal year ended March 31, 2010

	For The Fiscal Years Ended March 31,		2011 Less 2010
	2011	2010	Increase /(Decrease)
Revenues
Products sold	$5,956,016	$10,975,106	$(5,019,090)	-46%
Sales discount for products	(2,409,073)	-	(2,409,073)	-
Insurance service rendered	34,321	284,218	(249,897)	-88%
Franchise joining fees	-	2,197	(2,197)	-100%
VIP membership fees	771,530	-	771,530	100%
Network service fees	3,078	-	3,078	100%
Financing interest	272,055	-	272,055	100%
Total Revenues, Net	4,627,927	11,261,521	(6,633,594)	-59%

Cost of Goods Sold
Products sold	1,082,233	3,208,454	(2,126,221)	-66%
Insurance service rendered	21,837	277,475	(255,638)	-92%
Franchise joining cost	-	120	(120)	-100%
VIP membership cost	42,101	-	42,101	100%
Network service cost	168	-	168	100%
Financing cost	15,074	-	15,074	100%
Total Cost of Goods Sold	1,161,413	3,486,049	(2,324,636)	-67%

Gross Profit	3,466,514	7,775,472	(4,308,958)	-55%

Operating Expenses
Selling expenses	21,099	297,178	(276,079)	-93%
Losses on disposal of fixed assets	2,677	6,043	(3,366)	-56%
Bad debt (recoveries) expenses	(369,324)	427,164	(796,488)	-186%
Provision for loan losses	68,858	-	68,858	100%
General and administrative expenses	1,284,155	1,350,694	(66,539)	-5%
Total Operating Expenses	1,007,465	2,081,079	(1,073,614)	-52%

Income From Operations	2,459,049	5,694,393	(3,235,344)	-57%

Other Income
Interest income, net	23,589	8,720	14,869	171%
Other (expense) income, net	(828)	106,481	(107,309)	-101%
Total Other Income	22,761	115,201	(92,440)	-80%

Income Before Taxes	2,481,810	5,809,594	(3,327,784)	-57%
Provision for Income Taxes	589,931	344,229	245,702	71%
Income Before Noncontrolling Interest	1,891,879	5,465,365	(3,573,486)	-65%

Less: Net loss attributable to the noncontrolling interest	(15,335)	(17,019)	1,684	-10%

Net Income Attributable to Vantone International
Group, Inc.	$1,907,214	$5,482,384	$(3,575,170)	-65%

Revenues

For the fiscal year ended March 31, 2011, our revenues net were $4,627,927 as compared to $11,261,521 for the fiscal year ended March 31, 2010, a decrease of $6,633,594 or 59%. The decrease in revenues were primarily attributable to the fact that the revenues arising from our product sales reduced significantly for the fiscal year ended March 31, 2011 as compared to the same period in 2010. Commencing from April 2010, we changed our operation model from traditional sales agent operation to the establishment of our “Vantone Insurance Online Shop” (“Vantone Shop”). As a result, we generated increased sales from VIP membership and network services, based upon more recruits that occurred for the fiscal year ended March 31, 2011. In addition, we obtained important financing interest income in the current period in connection with Vantone Small Financing, which was established in September 2010. Despite the fact that we realized more profit through the providing service of memberships, network and small financing loans, such increase had been offset fully by the decrease in revenues from our products sales in the current period. As a result, our revenues decreased substantially for the fiscal year ended March 31, 2011.

The following table sets forth information regarding the sales of our principal products during the years ended March 31, 2011 and 2010.

	For The Fiscal Year Ended March 31,
	2011		2010		2011 1ess 2010
Products Name	Amount	%	Amount	%	Amount	%
Water purifying equipment and cup	$1,010,430	28%	$223,926	2%	$786,504	351%
Daily commodities ("E" commodities)	2,536,513	72%	10,751,180	98%	(8,214,667)	-76%
Total products sold revenue, net	$3,546,943		$10,975,106		$(7,428,163)	-68%

The decrease in product revenue, as reflected in the table, is primarily due to the decrease for the daily commodities. For the fiscal year ended March 31, 2011, we were devoted to establishing our Vantone Shop and developing customer online ordering and e-payment through Vantone Shop. In addition, we spent more time to actively expand our market share of water purifying equipment for the fiscal year ended March 31, 2011. This caused the significant decrease in product sales of daily commodities during the current period. Therefore, the products revenues reduced significantly for the fiscal year ended March 31, 2011, compared to the same period in 2010.

Except for product sales, we also sold insurance products on the Vantone Shop. Our insurance business remains insignificant.  For the fiscal year ended March 31, 2011, our revenue from the sale of insurance policies (identified as “Insurance service rendered” on our Statements of Operations) fell to $34,321 from $284,218 for the fiscal year ended March 31, 2010. The primary reason for the lack of vitality in our insurance business was that we focused on initiating the Vantone Insurance B2C Network as our point of entry into the national insurance market.  The complexity of developing this mode of insurance marketing, which was new to China, delayed the expansion of our insurance business. At present we are uncertain of the future development of our insurance business, although we expect that over the long term it will grow into a significant factor in our overall revenue.

In addition, we recognized $771,530 in VIP membership fees revenue and $3,078 in Network services fees for the fiscal year ended March 31, 2011. We did not have any VIP membership fee revenue or Network services fee revenue in 2010.  The VIP and Network Service Memberships fees accounted for nearly 16.74% of our sales revenue net for the year ended March 31, 2011.

Our revenues of financing interest are our new profit point, which are primarily driven by lending to consumers and commercial customers. We generated net interest income of $272,055 for the fiscal year ended March 31, 2011 and $0 for the fiscal year ended March 31, 2010. We had RMB 46,188,000 (equivalent to $7,053,111) in total principal outstanding as of March 31, 2011.

Cost of Goods Sold and Gross Profit

For the fiscal year ended March 31, 2011, cost of goods sold amounted to $1,161, 413 or 25.10% of net revenues as compared to cost of sales of $3,486,049 or 30.96% of net revenues for the fiscal year ended March 31, 2010. The decrease in products cost for the fiscal year ended March 31, 2011 was primarily due to the decrease in product sold for the fiscal year ended 2011.  Gross profit for the fiscal year ended March 31, 2011 was $3,466,514 or 74.90% of total revenues, as compared to $7,775,472 or 69.04% of total revenues for the fiscal year ended March 31, 2010. The decrease in gross profit for the year ended March 31, 2011 was primarily due to the reduction in products of gross profit.  The gross margin increase was primarily as a result that we realized high gross margins arising from the service rendered of memberships, network and small financing loans for the fiscal year ended March 31, 2011. Despite the fact that the gross margin of products sales decreased slightly due to implement promotion activities in the current fiscal year, this decrease had been offset by the increase of gross margin in service rendered for the fiscal year ended March 31, 2011. As a result, the gross margin rose slightly for the fiscal year ended March 31, 2011 as compared to the same period in 2010.

Operating Expenses

For the fiscal year ended March 31, 2011, total operating expenses were $1,007,465 as compared to $2,081,079 for the fiscal year ended March 31, 2010, a decrease of $1,073,614 or 52%. The decrease in total operating expenses was primarily due to a decrease in selling expenses and reversal of a bad debt expense.  Selling expenses were immaterial for the fiscal year ended March 31, 2011. The reason for decrease was primary due to the reduction in adverting costs for the fiscal year ended March 31, 2011 as compared to the same period in 2010. General and administrative expenses were 5% lower than in the fiscal year ended March 31, 2010. Moreover, we reversed a bad debt expense of $369,324 based upon the significant collection in accounts receivable outstanding for the fiscal year ended March 31, 2011 which resulted from the last fiscal year. The provision for loan losses was $68,858 for the year ended March 31, 2011. Pursuant to the management's estimate, we adopted the allowance for loan losses at 1% of outstanding loan principal beginning October 2010.

Other Income

For the year ended March 31, 2011, other income - net, amounted to $22, 761 as compared to $115,201 for the year ended March 31, 2010, a decrease of $92, 440 or 80%. This decrease for other income was primarily attributable to a RMB750,000 (equivalent to $109,819) government grant from the Commission of Finance of the Liaoning Province of China to subsidize the expenses that the Company incurred when acquiring overseas high-tech enterprises for the year ended March 31, 2010. No such income was made in the fiscal year ended March 31, 2011.

Income Tax

Income taxes expense increased by $245,702 to $589,931 for the fiscal year ended March 31, 2011 as compared to $344,229 for the fiscal year ended March 31, 2010. This reason for the increase was mainly attributable to the fact that Vantone manufacturing was entitled to a full exemption from CIT for two years, from January 1, 2008 to December 31, 2009. Since the revenues contributed by Vantone manufacturing was approximately 62% of total revenues for the fiscal year ended March 31, 2010, in addition, the revenues from Vantone Manufacturing were generated mostly in the nine months ended December 31, 2009. As a result, income tax expense significantly reduced for the fiscal year ended March 31, 2010.

Noncontrolling Interest

For the fiscal year ended March 31, 2011 the Company reported a noncontrolling interest in loss of subsidiary of $15,335 as compared to $17,019 for the fiscal year ended March 31, 2010. The noncontrolling interest in loss of subsidiaries increase was attributable to Mr. Jichun Li, who we allocated to the minority stockholders, and increased our net income.

Liquidity and Capital Resources

Operating working capital (cash plus accounts receivable plus inventory less accounts payable and accrued expenses) increased by $2,525,729 from $10,491,678 as of March 31, 2010 to $13,017,407 as of March 31, 2011. The increase was primarily as of result of an increase in loans receivable to develop our business of small financing loans for the fiscal year ended March 31, 2011. The ratio of current assets to current liabilities was 6.25:1.

The following is a summary of cash provided by or used in each of the indicated types of activities during the fiscal years ended March 31, 2011 and 2010:

	For The Fiscal Years Ended March 31,
	2011	2010
Cash provided by (Used in):
Operating Activities	$4,425,641	$4,375,730
Investing Activities	(8,586,961)	105,751
Financing Activities	1,527,044	(767,196)

Cash provided by operating activities was $4,425,641for the fiscal year ended March 31, 2011 as compared to $4,375,730 provided by operating activities for the fiscal year ended March 31, 2010. The increase in cash provided in operating activities was primarily a result of a significant collection in accounts receivable for the fiscal year ended March 31, 2011.

Net cash used in investing activities amounted to $8, 586, 961 for the fiscal year ended March 31, 2011 from $105,751 provided by for the fiscal year ended March 31, 2010. The increase in use of cash was primarily attributable to the fact that we lent huge principal to individual customers to develop our small financing loans business for the fiscal year ended March 31, 2011. We provide small financing loans to individual customers in the total amount of RMB 46,188,000 (equivalent to $7,053,111) as of March 31, 2011. In addition, the Company incurred a payment arising from a cash restricted transaction for the fiscal year ended March 31, 2011. Additional information is disclosed in Note 4 of the Company’s financial statements. No such transactions were made for the fiscal year ended March 31, 2010.

Net cash provided by financing activities amounted to $1,527,044 for the fiscal year ended March 31, 2011 from $767,196 used in for the fiscal year ended March 31, 2010. The increase in cash provided in financing activities was mainly due to the fact that Vantone Small Financing obtained a loan of RMB 10 million (equivalent to $1,527,044) from a bank for the fiscal year ended March 31, 2011. Additional information is disclosed in Note 4 of the Company’s financial statements. The use of cash for the fiscal years ended March 31, 2010 was primarily attributable to repayment of a loan from our stockholders.

We believe that we have sufficient funds to operate our existing business for the next twelve months. However, in addition to funds available from operating and loans from shareholders, we may need external sources of capital for our expansion of our business. There can be no assurance that we will be able to obtain such additional financing at acceptable terms to us, or at all.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

 Federal Income Tax Aspects of Investment in us

The discussion contained herein has been prepared by us and is based on existing law as contained in the Code, amended United States Treasury Regulations (“Treasury Regulations”), administrative rulings and court decisions as of the date of this Registration Statement. No assurance can be given that future legislative enactments, administrative rulings or court decisions will not modify the legal basis for statements contained in this discussion. Any such development may be applied retroactively to transactions completed prior to the date thereof, and could contain provisions having an adverse effect upon us and the holders of our common stock. In addition, several of the issues dealt with in this summary are the subject of proposed and temporary Treasury Regulations. No assurance can be given that these regulations will be finally adopted in their present form.

State, Local and Foreign Taxes

In addition to the federal income tax consequences described above, prospective investors should consider potential state, local and foreign tax consequences of an investment in the Common Stock.

General Fiduciary Requirements

Title I of ERISA includes provisions governing the responsibility of fiduciaries to their Qualified Plans. Qualified Plans must be administered according to these rules. Keogh plans that cover only partners of a partnership or self-employed owners of a business are not subject to the fiduciary duty rules of ERISA, but are subject to the prohibited transaction rules of the Code.

Under ERISA, any person who exercises any authority or control respecting the management or disposition of the assets of a Qualified Plan is considered to be a fiduciary of such Qualified Plan (subject to certain exceptions not here relevant).

ERISA Section 404(a)(1) requires a fiduciary of a Qualified Plan to “discharge his duties with respect to a plan solely in the interest of the participants and beneficiaries and (A) for the exclusive purpose of: (i) providing benefits to participants and their beneficiaries, and (ii) defraying reasonable expenses of administering the plan; (B) with the care, skill, prudence, and diligence under the circumstances then prevailing that a prudent man acting in a like capacity and familiar with such matters would use in the conduct of an enterprise of a like character and with like aims; (C) by diversifying the investments of a plan so as to minimize the risk of large losses, unless under the circumstances it is clearly prudent not to do so; and (D) in accordance with the documents and instruments governing the plan.” Fiduciaries who breach the duties that ERISA imposes may suffer a wide variety of legal and equitable remedies, including (i) the requirement to restore qualified plan losses and to pay over any fiduciary’s profits to the qualified plan; (ii) removal as fiduciary of the qualified plan; and (iii) liability for excise taxes that Section 4975 of the Code imposes.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide this information.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements begin on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

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

(b) Management’s Report on Internal Control over Financial Reporting.

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.  We have assessed the effectiveness of those internal controls as of March 31, 2011, using the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control – Integrated Framework as a basis for our assessment.

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

A material weakness in internal controls is a deficiency in internal control, or combination of control deficiencies, that adversely affects the Company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with accounting principles generally accepted in the United States of America such that there is more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected. In the course of making our assessment of the effectiveness of internal controls over financial reporting, we identified one material weakness in our internal control over financial reporting.  This material weakness consisted of:

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

Management is currently reviewing its staffing and their training in order to remedy the weaknesses identified in this assessment.  To date, we are not aware of significant accounting problems resulting from these weaknesses; so we have to weigh the cost of improvement against the benefit of strengthened controls.  However, because of the above conditions, management’s assessment is that the Company’s internal controls over financial reporting were not effective as of March 31, 2011.

(c) Changes in Internal Controls.

There was no change to the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

(d) Auditor Attestation

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. The Dodd-Frank Wall Street Reform and Consumer Protection Act exempts us, as a company with a public float of less than $75 million, from the requirement that our independent registered public accounting firm attest to our financial controls.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following individuals constitute our board of directors and executive officers as of the date of this annual report on Form 10-K. Our executive officers are appointed annually by our board of directors. Each executive officer holds his office until he resigns, is removed by the Board, or his successor is appointed and qualified. Directors are elected annually by our stockholders at the annual meeting. Each director holds his office until his successor is elected and qualified or his earlier resignation or removal.

Name	Age	Positions / Title	Director Since
Honggang Yu	46	Chairman/CEO/President/Chief Financial Officer/Director	2008
Jichun Li	56	Vice President/Director	2009
Dongfeng Liu	52	Vice President/Director	2009
Tiehua Ju	56	Vice President/Director	2009
Yanxiang Liu	47	Director	2010
Xiaoyun Chen	35	Director	2010
Shuxian Lan	58	Director	2010
Ke Xu	56	Director	2010
Wenyi Zhao	53	Director	2010
Riming Cui	47	Director	2010

The following sets forth biographical information regarding the Company’s directors, officers and key employee.

Mr. Honggang Yu, Age 46, President, Chief Executive Officer, Chief Financial Officer and Chairman

Mr. Yu, was born in 1965, founded Vantone Manufacturing in 2003, and has been employed by Vantone Manufacturing since that time as Chairman and Chief Executive Officer.  He has also served as Chairman and Chief Executive Officer of Vantone Yuan since it was organized in 2007.  From 2000 to 2003, Mr. Yu was employed as a clerk by the Guangdong Development Bank.  From 1992 to 2000, Mr. Yu was employed as Chief Financial Officer of the Dong Yu Group. In 1985 Mr. Yu was awarded a bachelor’s degree with a specialty in financial accounting by Dongbei University of Finance & Economics.

Mr. Jichun Li, Age 55, Vice President and Director

Mr. Li was born in 1955, helped to organize Vantone Yuan in 2007, and has served as its Vice President – Finance since that time.  Since 2008 he has also served as Vice President – Finance for Vantone Manufacturing.  From 1979 until he joined Vantone, Jichun Li served as Chief Financial Officer for four companies engaged in private enterprise in China, the last such appointment being with Shenyang Di Jie Trading Investment & Development Co., Ltd.  In 1985 Mr. Li was awarded a degree from the Shenyang Television University, with a specialty in industrial accounting.

Mr. Dongfeng Liu, Age 52, Vice President and Director

Mr. Liu was born in 1958, comes to Vantone after a career in senior management of various engineering-based enterprises, including the Shenyang branch of Dalian Chu Ming Group, Shenyang North Traffic Heavy Industry Group, Liaoning Tian Yuan Group, Shenyang Diamond Factory and Shenyang Smelting Plant.  Mr. Liu earned a bachelor’s degree with a concentration in engineering.

Mr. Tiehua Ju, Age 56, Vice President and Director

Mr. Ju was born in 1954 and brings to Vantone 27 years of experience in engineering and management.  From 1998 to 2008 he was employed as Assistant President of Shenyang Dong Yu Group.  Previously he held engineering positions at Shenyang Cable Factory, Liaoning Fuxin Mining Administration, and the Baotou Steel Institute.  In 1982 Mr. Ju earned a bachelor’s degree with a concentration in metal pressure processing from Northeastern University in China, and in 2003 he earned a Master’s degree in Business Administration, also from Northeastern University.

Mr. Yanxiang Liu, Age 47, Independent Director, Chair of the Audit Committee and Member of the Compensation Committee

Mr. Liu was born in 1963, graduated from Dongbei University of Finance & Economics. He is a certified public accountant and certified tax accountant in China. Mr. Liu served as the office director of Shenyang Accounting Firm in Shenyang Economy and Technology Development Zone where he was in charge of programs involving auditing and capital verification for companies in the zone.

Ms. Xiaoyun Chen, Age 35, Independent Director and Member of the Audit Committee

Ms. Chen was born in 1975, Doctor of Laws. She is currently an associate law professor and a master tutor at Law School of Shenyang Normal University. Ms. Chen is a member of the editing committee for “Chinese Journal of International Law” and a part-time lawyer of Liaoning Changfeng Law Firm. She holds a Doctor degree in Law from Dalian Maritime University.

Mr. Riming Cui, Age 47, Independent Director and Chair of the Compensation Committee

Mr. Cui is currently a doctoral tutor and the associate dean of the School of Economics in Liaoning University. He mainly focuses in international trade, international market analysis and projection, operation and management of international companies. Mr. Cui is an expert in international economy and trade at the Economic Teaching Guidance Committee of the Chinese Ministry of Education. He is also a member or advisor of China International Trade Institute. Chinese and a Member of Shenyang People’s Political Consultative Conference

Mr. Ke Xu, Age 56, Independent Director and Member of the Nomination Committee

Mr. Xu was born in 1954, Holds a Doctor of clinical medicine in China Medical University. He is a doctoral tutor, attending doctor and the director of the radiology department in the First Affiliated Hospital of China Medical University. Mr. Xu served as a representative of the People’s Congress of Liaoning Province. He is also affiliated with many professional organizations, including the Radiology Society of North America, Radiology Society of China, “Chinese Journal of Radiology” and Institute of Biomedical Imaging of China Medical University, etc.

Mr. Wenyi Zhao, Age 53, Independent Director and Chair of the Nomination Committee

Mr. Zhao was born in 1957, holds a bachelor’s degree in Finance from Liaoning Finance and Trade College. Mr. Zhao was serving as General Manager of Market Management Department at the Liaoning Office of New China Life Insurance Co., Ltd. Mr. Zhao was previously a teacher at Liaoning Finance Vocational College. He was also the vice principal of Liaoning Banking School.

Mr. Shuxian Lan, Age 58, Independent Director, Member of the Audit Committee

Mr. Lan was born in 1952. He has been a Vice President at the Shenyang Yuehua Accounting Firm since 2002. From 1999 to 2001, he was the Vice President of Shenyang Hualun Accounting Firm. From 1994 to 1998, he served as the Office Manager, Head of Audit Department, Head of Consulting Department of Shenyang Accounting Firm. Mr. Lan holds a bachelor degree in economic management from Shandong Leader University studied by correspondence. He is a certified public accountant in China.

Board Committees

Our board of directors has established an audit committee, a compensation committee and a nominating/corporate governance committee, each of which operates pursuant to a charter adopted by our board of directors. The composition and functioning of all of our committees comply with all applicable requirements of Sarbanes-Oxley and the Commission’s rules and regulations. Each member of each of the committees is an independent director, as that term is defined NASDAQ Capital Market and/or NYSE Amex’s rules.

Audit Committee

Messrs. Yanxiang Liu, Shuxian Lan and Mrs. Xiaoyun Chen currently serve on the Audit Committee, which is chaired by Mr. Yanxiang Liu. Our board of directors has determined that each audit committee member has sufficient knowledge in financial and auditing matters to serve on the audit committee. Our board of directors has designated Mr. Liu, who is an independent director, as an “audit committee financial expert,” as defined under the rules of the Commission. It is the responsibility of the audit committee to:

•	Assist the board in monitoring

o	the integrity of our financial reporting process, systems of internal controls and financial statements and reports of the Company,

o	the performance of our internal audit function, and

o	our compliance with legal and regulatory requirements relating to disclosure and financial reporting.

•	Be directly responsible for the appointment, compensation and oversight of our independent registered accounting firm engaged for the purpose of preparing or issuing an audit report or related work.

Corporate Governance / Nominating Committee

Messrs. Wenyi Zhao and Ke Xu currently serve on the corporate governance/nominating committee, which is chaired by Mr. Zhao. Our nominating and corporate governance committee has the responsibility to:

•	Develop and recommend to the board our corporate governance guidelines and oversee compliance therewith.

•	Assist the board in effecting board organization, membership and function including identifying qualified Board nominees;

•	Assist the board in effecting the organization, membership and function of board committees including the composition of the committees and recommending qualified candidates for the committees.

•	Evaluate and provide successor planning for the chief executive officer and other executive officers.

•
Develop criteria for board membership, such as independence, term limits, age limits and ability of former employees to serve on the board and the evaluation of candidates' qualifications for nomination to the board and its committees as well as removal there from.

Prepare any report which is required by the rule of the Commission to be included in our filings with the Commission.

Compensation Committee

Compensation Committee Interlocks and Insider Participation

Messrs. Riming Cui and Yanxiang Liu currently serve on the compensation committee, which is chaired by Mr. Cui. Each member of the compensation committee is a “nonemployee director” for purposes of Section 16 of the Exchange Act and an “outside director” for purposes of Section 162(m) of the Internal Revenue Code of 1986, as amended. The compensation committee has the responsibility to:

•
Review and approve corporate goals and objectives relevant to the compensation of our chief executive officer, evaluate the chief executive officer’s performance in light of those goals and objectives, and either as a committee or together with the other independent directors, determine and approve the chief executive officer’s compensation level based on this evaluation.

•
Make recommendations to the board with respect to non-CEO compensation, incentive-compensation plans and equity-based plans, oversee the activities of the individuals and committees responsible for administering these plans, and discharge any responsibilities imposed on the Committee by any of these plans.

•	Approve any new equity compensation plan or any material change to an existing plan where stockholder approval has not been obtained and which is to be submitted for adoption by stockholders.

•
In consultation with management, oversee regulatory compliance with respect to compensation matters, including overseeing our policies on structuring compensation programs to preserve tax deductibility, and, as and when required, establishing performance goals and certifying that performance goals have been attained for purposes of Section 162(m) of the Internal Revenue Code.

•	Make recommendations to the board with respect to any severance or similar termination payments proposed to be made to any current or former executive officer or member of senior management.

•	Prepare an annual report of the Compensation Committee on executive compensation for inclusion in our annual proxy statement in accordance with applicable Commission rules and regulations

Director Independence

The following directors are independent: Mr. Yanxiang Liu, Ms. Xiaoyun Chen, Mr. Riming Cui, Mr. Ke Xu, Mr. Wenyi Zhao, and Mr. Shuxian Lan.   Mr. Honggang Yu, Mr. Jichun Li, Mr. Dongfeng Li and Tiehua Ju are not independent directors.

Code of Ethics

We have not adopted a code of ethics that applies to our officers, employees and directors, including our Chief Executive Officer and senior executives. However, we plan to adopt one in the near future.

Section 16 Compliance

Section 16(a) of the Securities Exchange Act of 1934, requires our directors, executive officers and persons who own more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other of our equity securities.

To our knowledge, during the fiscal year ended March 31, 2011, based solely on a review of the copies of such reports furnished to us, all reports under Section 16(a) required to be filed by its officers and directors and greater than ten percent (10%) beneficial owners were timely filed except that:  Mr. Honggang Yu and Mr. Jichun Li filed a late Form 3 and our other directors and officers have not filed a Form 3. In addition, Mr. Honggang Yu has not filed a Form 4 for the changes of his beneficial ownership of the Company.

Family Relationships

There are no family relationships by and between or among the members of the Board or other executives. None of our directors and officers is directors or executive officers of any company that files reports with the SEC except as set forth in the Biographies section above.

Legal Proceedings Involving Officers and Directors

Unless otherwise indicated, to the knowledge of the Company after reasonable inquiry, no current director or executive officer of the Company during the past ten years, has (i) been convicted in a criminal proceeding (excluding traffic violations or other minor offenses), (ii) been a party to any judicial or administrative proceeding (except for any matters that were dismissed without sanction or settlement) that resulted in a judgment, decree or final order enjoining the person from future violations of, or prohibiting activities subject to, U.S. federal or state securities laws, or a finding of any violation of U.S. federal or state securities laws, (iii) filed a petition under federal bankruptcy laws or any state insolvency laws or has had a receiver appointed for the person’s property or (iv) been subject to any judgment, decree or final order enjoining, suspending or otherwise limiting for more than 60 days, the person from engaging in any type of business practice , acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity or engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws, (v) been found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated, (vi) been found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated, (vii) been the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of: (a) any Federal or State securities or commodities law or regulation, (b) any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or (c) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity, or (viii) been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

There are no material pending legal proceedings to which any of the individuals listed above is party adverse to the Company or any of its subsidiaries or has a material interest adverse to the Company or any of its subsidiaries. There are no family relationships between directors and executive officers of the Company.

ITEM 11. EXECUTIVE COMPENSATION.

The following table reflects the compensation paid to our principal executive officer during each of our fiscal years ended March 31, 2011 and 2010.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation Earnings ($)	Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Honggang Yu, President,	2011	0	$22,064	0	0	0	0	0	$22,064
CEO, CFO and Chairman	2010	0	$10,543	0	0	0	0	0	$10,543

Jichun Li,	2011	$11,020	0	0	0	0	0	0	$11,020
Vice President and Director	2010	$8,713	$9,691	0	0	0	0	0	$18,404

Dongfeng Liu	2011	$11,010	$9,691	0	0	0	0	0	$20,701
Vice President and Director	2010	$8,104	$7,420	0	0	0	0	0	$15,524

Tiehua Ju	2011	$11,010	$9,691	0	0	0	0	0	$20,701
Vice President and Director	2010	$6,886	$6,248	0	0	0	0	0	$13,134

(1)
Honggang Yu has served as the Company’s President, Chairman of the Bord of Director, Chief Executive Officer and Chief Financial Officer since April 7, 2008.  Mr. Yu also served (and continues to serve) as Chairman and Chief Executive Officer of Vantone Manufacturing and Vantone Yuan during the fiscal years ended March 31, 2011 and 2010.  Mr. Yu’s compensation for the years ended March 31, 2011 and 2010 reflects his services as CEO and President of the Company and President of Vantone Manufacturing and Vantone Yuan, combined.

(2)
Jichun Li has served as the Company’s Director and Vice President since May 14, 2009.  Mr. Li also served (and continues to serve) as Vice President of the finance department of Vantone Yuan during the fiscal years ended March 31, 2011 and 2010.  Mr. Li’s compensation for the years ended March 31, 2011 and 2010 reflects his services as Vice President of the Company and the Vice President of the finance department of Vantone Yuan, combined.

(3)
Dongfeng Liu has served as the Company’s Vice President in charge of the marketing development department and our insurance agent department since November 27, 2009 and served as director of the Company since November 27, 2009.  Mr. Liu’s compensation for the years ended March 31, 2011 and 2010 reflects his services as Vice President of the Company during such time periods.

(4)
Tianhua Ju has served as the Company’s Vice President in charge of the intelligence and administration department and comprehensive management department since November 27, 2009 and has served as director of the Company since November 27, 2009.  Mr. Ju’s compensation for the years ended March 31, 2011 and 2010 reflects his services as Vice President of the Company during such time periods.

Outstanding Equity Awards at 2011 Fiscal Year End

None.

Employment Agreements

We have written employment agreements with all of our executive officers. The standard employment agreement, in compliance with PRC labor law and regulations, includes the terms of the employment such as the length of the employment, the provision of labor-related insurances, termination notice, holiday and sick leave and the labor-related benefits.

Compensation Discussion and Analysis

Overview of Compensation Program and Philosophy

The Compensation Committee and, prior to its establishment, our board of directors determined the compensation to be paid to our executive officers based on our financial and operating performance and prospects,  and contributions made by the officers’ to our success.  Each of the named officers will be measured by a series of performance criteria by the board of directors, or the compensation committee on a yearly basis.  Such criteria will be set forth based on certain objective parameters such as job characteristics, required professionalism, management skills, interpersonal skills, related experience, personal performance and overall corporate performance.

Our board of directors and Compensation Committee have not adopted or established a formal policy or procedure for determining the amount of compensation paid to our executive officers. The Compensation Committee will make an independent evaluation of appropriate compensation to key employees, with input from management.  The Compensation Committee has oversight of executive compensation plans, policies and programs.

COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed the Compensation Discussion and Analysis set forth above with the Company’s management and, based upon such review and discussion, the Compensation Committee recommended to our Board that the Compensation Discussion and Analysis be included in this annual report on Form 10-K.

Members of the Compensation Committee:

Riming Cui, Chairman
Yanxiang Liu

July 12, 2011

The foregoing Compensation Committee Report does not constitute soliciting material and should not be deemed filed or incorporated by reference into any other filing of the Company under the Securities Act of 1933 or the Exchange Act, except to the extent that the Company specifically incorporates the Report by reference therein.

Director Compensation

The following table shows information regarding the compensation earned during the fiscal year ended March 31, 2011 by the members of our board of directors whose compensation is not included in the summary compensation table.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Yanxiang Liu	$889 (RMB6000)	0	0	0	$889 (RMB6000)
Xiaoyun Chen	$741 (RMB5000)	0	0	0	$741 (RMB5000)
Shuxian Lan	$741 (RMB5000)	0	0	0	$741 (RMB5000)
Ke Xu	$593 (RMB4000)	0	0	0	$593 (RMB4000)
Wenyi Zhao	$741 (RMB5000)	0	0	0	$741 (RMB5000)
Riming Cui	$741 (RMB5000)	0	0	0	$741 (RMB5000)

Indemnifications and Limitations of Liability for Directors and Executive Officers

Under Section 145 of the General Corporation Law of the State of Nevada, we will indemnify our directors and officers against liabilities that they may incur in such capacities, including liabilities under the Securities Act. Our certificate of incorporation provides that, pursuant to Nevada law, our directors shall not be liable for monetary damages for breach of the directors’ fiduciary duty of care to us and our stockholders. The provision in the certificate of incorporation does not eliminate the duty of care, and in appropriate circumstances equitable remedies such as injunctive or other forms of non-monetary relief will remain available under Nevada law. In addition, each director will continue to be subject to liability for breach of the director’s duty of loyalty to us or our stockholders, for acts or omissions not in good faith or involving intentional misconduct or knowing violations of the law, for actions leading to improper personal benefit to the director, and for payment of dividends or approval of stock repurchases or redemptions that are unlawful under Nevada law. In addition, the provision does not affect a director’s responsibilities under any other law, such as the federal securities laws or state or federal environmental laws.

Our Certificate of Incorporation provides for the indemnification of our directors, officers, employees, and agents, under certain circumstances, against attorney’s fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on behalf of us. We will also bear the expenses of such litigation for any of its directors, officers, employees, or agents, upon such person’s promise to repay us. Therefore, if it is ultimately determined that any such person shall not have been entitled to indemnification, this indemnification policy may result in substantial expenditures which will cause us unable to recover the cost.

We have been advised that in the opinion of the Securities and Exchange Commission, insofar as indemnification for liabilities arising under the Securities Act may be permitted to our directors, officers and controlling persons pursuant to the foregoing provisions, or otherwise, such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable. In the event a claim for indemnification against such liabilities (other than our payment of expenses incurred or paid by our director, officer or controlling person in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, we will, unless in the opinion of our counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question of whether such indemnification by us is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of the date hereof with respect to the beneficial ownership of our ordinary shares, the sole outstanding class of our voting securities, by (i) each shareholder known to be the beneficial owner of 5% or more of the outstanding ordinary shares of the Company, (ii) each executive officer and director, and (iii) all executive officers and directors as a group.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Advanced to Stockholders/ Officers

From time to time, since the inception of Vantone Manufacturing and Vantone Yuan, Honggang Yu has loaned money to those entities, or they have loaned money to Mr. Yu.  The loans do not bear interest and are payable on demand.  As of March 31, 2011, the total net amount owed by Honggang Yu to the Company as a result of these loans was $2,435,135.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

All services reflected in the following table for fiscal year ended March 31, 2011 and 2010 were pre-approved in accordance with the policy of our Board of Directors.

(1) Audit Fees

Our principal accountant billed $100,000 and $100,000 to the Company for professional services rendered for the audit of financial statements for the fiscal years ended March 31, 2011 and 2010, respectively.

(2) Audit-Related Fees

There were no fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the Company’s financial statements.

(3) Tax Fees

Tax fees consist of the preparation of Federal corporation income tax returns, State corporation income tax returns, and State annual filing regarding tax compliance issues. Our principal accountant billed $6,500, $6,500, and $6,500 for tax preparation fees for tax service rendered in October 2010 for fiscal years ended March 31, 2010, 2009, and 2008 tax filing, respectively. There were no tax preparation fees billed for the fiscal year ended March 31, 2011 tax filing to date.

(4) All Other Fees

Our principal accountant billed $85,000 and $0 for review fees for registration statements on Form S-1 filings in fiscal years ended March 31, 2011 and 2010, respectively.

There were no other fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported above.

(5) Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services

The Audit Committee pre-approves all audit and permissible non-audit services provided by the independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. The Audit Committee has adopted a policy for the pre-approval of services provided by the independent registered public accounting firm.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) The following documents are filed as part of this report:

(1) Financial Statements and Report of Independent Registered Public Accounting Firm, which are set forth in the index to Consolidated Financial Statements on pages F-1 through F-23 of this report.

(2) Financial Statement Schedules:  None.

(3) Exhibits

3.1	Articles of Incorporation (1)

3.2	By-laws (1)

10.1	Entrusted Management Agreement, dated April 1, 2007, among Junbao Zhang, Jichun Li, Shenyang Vantone Yuan Trading Co., Ltd. and Shenyang Vantone Healthcare Products Manufacturing Co., Ltd. (2)

10.2	Proxy Agreement, dated April 1, 2007, among Shenyang Vantone Healthcare Products Manufacturing Co., Ltd., Shenyang Vantone Yuan Trading Co., Ltd., Junbao Zhang and Jichun Li (2)

10.3
Purchase Option and Cooperation Agreement, dated April 1, 2007, among Junbao Zhang, Jichun Li, Shenyang Vantone Yuan Trading Co., Ltd. and Shenyang Vantone Healthcare Products Manufacturing Co., Ltd. (2)

21.1	List of Subsidiaries

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Filed as an exhibit to the Current Report on Form 8-K filed on September 5, 2007 and incorporated herein by reference.
(2) Filed as an exhibit to the Current Report on Form 8-K filed on May 15, 2009 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vantone International, Group Inc.

Date: July 12, 2011	/s/ Honggang Yu
Honggang Yu President, Chief Executive Officer, and Chief Financial Officer (Duly Authorized Officer, Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Honggang Yu	July 12, 2011
Honggang Yu
Chairman, President, Chief Executive Officer, and Chief Financial Officer

/s/ Jichun Li	July 12, 2011
Jichun Li
Director and Vice President

/s/ Dongfeng Liu	July 12, 2011
Dongfeng Liu
Director and Vice President

/s/ Tiehua Ju	July 12, 2011
Tiehua Ju
Director and Vice President

/s/ Yanxiang Liu	July 12, 2011
Yanxiang Liu
Director

/s/ Xiaoyun Chen	July 12, 2011
Xiaoyun Chen
Director

/s/ Shuxian Lan	July 12, 2011
Shuxian Lan
Director

/s/ Ke Xu	July 12, 2011
Ke Xu
Director

/s/ Wenyi Zhao	July 12, 2011
Wenyi Zhao
Director

/s/ Riming Cui	July 12, 2011
Riming Cui
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Vantone International Group, Inc. and Subsidiaries

We have audited the accompanying balance sheets of Vantone International Group, Inc. and Subsidiaries as of fiscal years ended March 31, 2011 and 2010, and the related statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the two-year period ended March 31, 2011. The management of Vantone International Group, Inc. and Subsidiaries is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Vantone International Group, Inc. and Subsidiaries as of fiscal years ended March 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the two-year period ended March 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

MS Group CPA LLC
MS Group CPA LLC
Edison, New Jersey
June 29, 2011

Vantone International Group, Inc. and Subsidiaries
Consolidated Balance Sheets
As of March 31, 2011 and 2010

	As of March 31,
	2011	2010
Assets
Assets:
Current Assets
Cash and equivalents-non restricted	$2,885,312	$5,159,615
Cash - restricted	1,527.044	-
Accounts receivable, net of allowance
for doubtful amounts of $67,157 and $427,357, respectively	604,413	3,846,213
Insurance commissions receivable	10,761	3,659
Interests receivable	25,418	-
Loans receivable	7,053,111	-
Less: Unearned income	(16,378)	-
Allowance for loan losses	(70,531)	-
Total loans receivable, net	6,966,202	-
Advanced to suppliers	45,784	13,346
Inventories	521,739	140,952
Advanced to stockholders/officers, net	2,435,135	2,367,998
Prepayments and other current assets	265,605	240,405
Deferred income tax assets-current	207,765	123,101
Total Current Assets	15,495,178	11,895,289

Property and Equipment - Net	1,805,034	1,881,125
Non-Operating Property	1,238,549	1,188,237
Total Assets	18,538,761	14,964,651

Liabilities and Stockholders' Equity
Liabilities:
Current Liabilities
Loan payable	1,527,044	-
Accounts payable and accrued expenses	193,939	161,704
Insurance commissions payable	-	318
Customer deposits	4,831	723,737
Taxes payable	262,651	312,558
Deferred VIP membership revenue	248,387	-
Deferred network service revenue-current	4,203	-
Other current liabilities	236,716	205,294
Total Current Liabilities	2,477,771	1,403,611

Deferred Network Service Revenue-Noncurrent	26,270	-
Total Liabilities	2,504,041	1,403,611

Stockholders' Equity:
Vantone International Group Equity
Common stock - $0.001 par value, 100,000,000 shares
authorized, 30,001,000 and 29,901,000 shares
issued and outstanding, respectively	30,001	29,901
Additional paid-in capital	1,919,800	1,887,100
Deferred compensation	-	32,800
Reserve funds	865,816	724,764
Retained earnings	11,922,055	10,155,893
Accumulated other comprehensive income	1,242,641	660,840
Total Vantone International Group, Inc. Stockholders' Equity	15,980,313	13,491,298
Non-controlling Interest	54,407	69,742
Total Equity	16,034,720	13,561,040

Total Liabilities and Stockholders' Equity	$18,538,761	$14,964,651

See notes to consolidated financial statements.

Vantone International Group, Inc. and Subsidiaries
Consolidated Statements of Operations
For The Fiscal Years Ended March 31, 2011 and 2010

	For The Fiscal Years Ended March 31,
	2011	2010
Revenues
Products sold	$5,956,016	$10,975,106
Sales discount for products	(2,409,073)	-
Insurance service rendered	34,321	284,218
Franchise joining fees	-	2,197
VIP membership fees	771,530	-
Network service fees	3,078	-
Financing interests	272,055	-
Total Revenues, Net	4,627,927	11,261,521

Cost of Goods Sold
Products sold	1,082,233	3,208,454
Insurance service rendered	21,837	277,475
Franchise joining cost	-	120
VIP membership cost	42,101	-
Network service cost	168	-
Financing cost	15,074	-
Total Cost of Goods Sold	1,161,413	3,486,049

Gross Profit	3,466,514	7,775,472

Operating Expenses
Selling expenses	21,099	297,178
Losses on disposal of fixed assets	2,677	6,043
Bad debt (recoveries) expenses	(369,324)	427,164
Provision for loan losses	68,858	-
General and administrative expenses	1,284,155	1,350,694
Total Operating Expenses	1,007,465	2,081,079

Income From Operations	2,459,049	5,694,393

Other Income
Interest income, net	23,589	8,720
Other (expenses) income, net	(828)	106,481
Total Other Income	22,761	115,201

Income Before Taxes	2,481,810	5,809,594
Provision for Income Taxes	589,931	344,229
Income Before Noncontrolling Interest	1,891,879	5,465,365

Less: Net loss attributable to the noncontrolling interest	(15,335)	(17,019)

Net Income Attributable to Vantone International Group, Inc.	$1,907,214	$5,482,384

Net Income Per Common Share:
- Basic and Diluted	$0.06	$0.18

Weighted Common Shares Outstanding
- Basic and Diluted	29,986,278	29,901,000

See notes to consolidated financial statements.

Vantone International Group, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income
For The Fiscal Years Ended March 31, 2011 and 2010

	For The Fiscal Years Ended March 31,
	2011	2010
Net Income Before Noncontrolling Interest	$1,891,879	$5,465,365
Other Comprehensive Income:
Foreign Currency Translation Adjustment	581,801	9,822
Total Comprehensive Income	$2,473,680	$5,475,187

See notes to consolidated financial statements.

Vantone International Group, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity
For The Fiscal Years Ended March 31, 2011 and 2010

	Vantone International Group, Inc. Stockholders' Equity

	Common Stock		Additional			Retained Earnings /	Other Comprehensive	Non
	No. of Shares	Amount	Paid-in Capital	Deferred Compensation	Reserve Fund	(Accumulated Deficit)	Income (Loss)	controlling Interest	Total

Balance as of March 31, 2009	29,901,000	$29,901	$1,882,091	$32,800	$630,710	$4,767,563	$651,018	$165,023	$8,159,106

Purchase Stock from Minority Stockholders	-	-	5,009	-	-	-	-	(78,262)	(73,253)
Reserve Fund	-	-	-	-	94,054	(94,054)	-	-	-
Net Income	-	-	-	-	-	5,482,384	-	(17,019)	5,465,365
Foreign Currency Translation Gain	-	-	-	-	-	-	9,822	-	9,822

Balance as of March 31, 2010	29,901,000	$29,901	$1,887,100	$32,800	$724,764	$10,155,893	$660,840	$69,742	$13,561,040

Company issued 100,000 common shares
in exchange for the Wilson Warrant	100,000	100	32,700	(32,800)	-	-	-	-	-
Reserve Fund	-	-	-	-	141,052	(141,052)	-	-	-
Net Income	-	-	-	-	-	1,907,214	-	(15,335)	1,891,879

Foreign Currency Translation Gain	-	-	-	-	-	-	581,801	-	581,801

Balance as of March 31, 2011	30,001,000	$30,001	$1,919,800	$-	$865,816	$11,922,055	$1,242,641	$54,407	$16,034,720

See notes to consolidated financial statements.

Vantone International Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For The Fiscal Years Ended March 31, 2011 and 2010

	For The Fiscal Years Ended March 31,
	2011	2010

Cash Flows From Operating Activities
Net Income	$1,907,214	$5,482,384
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities
Bad debt adjustment	(369,324)	427,164
Provision for loan losses	68,858	-
Depreciation	171,477	161,502
Net loss attributable to noncontrolling interest	(15,335)	(17,019)
Deferred income tax benefits	(77,568)	59,644
Losses on counting inventory	600	10,478
Losses on disposal of fixed assets	2,677	6,043
Changes in operating assets and liabilities:
Accounts receivable	3,629,280	(3,385,839)
Insurance commissions receivable	(6,665)
Interest receivable	(25,418)
Advanced to suppliers	(30,578)	(3,294)
Inventories	(360,193)	253,760
Prepayments and other current assets	(14,411)	241,051
Accounts payable and accrued expenses	24,357	6,383
Insurance commissions payable	(318)	-
Customer deposit	(719,102)	714,376
Taxes payable	(60,576)	227,166
Other current liabilities	21,806	191,931
Deferred VIP membership revenue	248,387	-
Deferred network service revenue	30,473	-
Net Cash Provided by Operating Activities	4,425,641	4,375,730

Cash Flows From Investing Activities
Cash-restricted	(1,527,044)	-
Net increase in loans receivable	(7,036,733)	-
Payment for purchase of property and equipment	(23,184)	(42,510)
Proceeds from related parties return loan	-	761,462
Payment to related parties	-	(613,201)
Net Cash (Used in) Provided by Investing Activities	(8,586,961)	105,751

Cash Flows From Financing Activities
Proceeds from loan payable	1,527,044	-
Payment for acquiring noncontrolling interest	-	(73,253)
Proceeds from stockholders/officers return of advances	-	137,227
Payment to stockholders/officers	-	(831,170)
Net Cash Provided by (Used in) Financing Activities	1,527,044	(767,196)

Net (Decrease) Increase in Cash and Equivalents	(2,634,276)	3,714,285
Effect of Exchange Rate Changes on Cash	359,973	3,919
Cash and Equivalents at Beginning of Period	5,159,615	1,441,411
Cash and Equivalents at End of Period	$2,885,312	$5,159,615

Supplemental Disclosures of Cash Flow Information:
Interest paid	$-	$-
Income taxes paid	$519,381	$218,450

Supplemental Schedule of Non-Cash Investing and Financing Activities:
Other receivable converted to stockholders/officers loan	$-	$(1,304,209)

See notes to consolidated financial statements.

Vantone International Group, Inc. and Subsidiaries
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

Upon completion of the Share Exchange, there were 29,901,000 shares of Vantone International common stock issued and outstanding. On May 24, 2010, the Company issued additional100, 000 common shares in exchange for the Wilson Warrant. As of result, the Company had 30,001,000 common shares issued and outstanding as of March 31, 2011. The recapitalizations are described in further detail in Note 13 to the accompanying consolidated financial statements.

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

Vantone Small Financing

On September 27, 2010, in an attempt to expand the Company’s business in China, Vantone International formed a joint venture with Vantone Yuan that focuses on providing micro financing service to the clients in China. The joint venture operates under the name “Shenyang Heping District Vantone Small Financing Co., Ltd. (“Vantone Small Financing”)”. Vantone Small Financing has registered capital in amount of $10 million. Pursuant to this joint venture agreement, Vantone International and Vantone Yuan are required to contribute $7.07 million $2.93 million within six months from the received date of operation certificate, in order to own 70.7% and 29.3% of the joint venture, respectively. On March 29 2011, the Vantone Small Financing had been approved to extend the contribution period from six months to two years by Bureau of Foreign Trade and Economic Cooperation of Heping District Shenyang City. The registered term of operations is 10 years from September 27, 2010 to September 26, 2020. As of March 31, 2011, the actual capital of $2.93 million (equivalent to RMB 19,550,425) was contributed by Vantone Yuan on October 12, 2010.

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

Entrusted Management of Vantone Yuan

On April 1, 2007, Vantone Manufacturing signed three agreements (Entrusted Management Agreement, Proxy Agreement, and Purchase Option and Cooperation Agreement) with the shareholders of Shenyang Vantone Yuan Trading Co., Ltd. (“Vantone Yuan”).  Vantone Yuan is a private enterprise that was incorporated under the laws of LiaoNing Province.  It was incorporated under the name “Shenyang Tongbida Trading Co., Ltd.,” but adopted its current name on June 21, 2007.  The Entrusted Management Agreement stipulates that Vantone Manufacturing will enjoy all of the profits and bear all of the losses arising from the business of Vantone Yuan during Vantone Manufacturing’s management period. The effective terms of these agreements are ten years starting from April 1, 2007.  The terms may be extended by the written agreement among the parties upon the expiration of the agreement. By reason of the Entrusted Management Agreement and its ancillary agreements, Vantone Manufacturing is considered to be the primary beneficiary of the business of Vantone Yuan.  Therefore the financial statements of Vantone Yuan and its subsidiaries are required to be consolidated with the financial statements of Vantone Manufacturing, in accordance with accounting principles generally accepted in the United States (“US GAAP”).  See Note 15 for detailed information regarding the Entrusted Management Agreements.

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

The Company’s fiscal year ended on March 31. The accompanying consolidated financial statements of operations and cash flows included activities for the fiscal years ended March 31, 2011 and 2010, respectively.

b.	Principle of Consolidation

The accompanying consolidated financial statements present the financial position, results of operations and cash flows of the Company and all entities in which the Company has a controlling voting interest. The consolidated financial statements also include the accounts of any variable interest entities in which the Company is considered to be the primary beneficiary and such entities are required to be consolidated in accordance with accounting principles generally accepted in the United States (“US GAAP”). These consolidated financial statements include the financial statements of Vantone International, Vantone USA, Vantone Small Financing, Vantone Manufacturing, and Vantone Manufacturing’s variable interest entities. All significant intercompany transactions and balances are eliminated in consolidation.

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

The following rates are used in translating the RMB to the U.S. Dollar presentation disclosed in these consolidated financial statements for the fiscal years ended March 31, 2011 and 2010.

		For The Fiscal Years Ended of March 31,
		2011		2010
Assets and liabilities	period ended rate of RMB	¥6.5486	/per USD	¥6.8259	/per USD

Revenue and expenses	average rate of RMB	¥6.7077	/per USD	¥6.8290	/per USD

c.	Cash and Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. The carrying value of cash equivalents approximates market value.

d.	Accounts Receivable

Accounts receivable are recognized and carried at original invoice amount less allowance for any uncollectible amounts. The Company provides an allowance for doubtful accounts equal to the estimated losses that will be incurred in the collection of receivables. The estimated losses are based on a review of the current status of the existing receivables. The allowance for doubtful accounts for the years ended March 31, 2011 and 2010 were $67,157 and $427,357, respectively.

e.	Insurance Commissions Receivable and Payable

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

f.	Inventories

The Company recorded the inventories at the lower of cost or market. Cost of raw materials and purchased finished goods are determined on a first-in, first-out basis (“FIFO”). Manufactured finished goods are determined on the weighted average basis and are comprised of direct materials, direct labor, and an appropriate proportion of overhead.

g.	Fair Value Measurements

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

h.	Property and Equipment - Net

Property and equipment are recorded at cost. Expenditures for major additions and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Upon sale or retirement of plant and equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in the Company’s Consolidated Statements of Operations.

Depreciation of property and equipment is computed by using the straight-line method over the estimated useful lives of assets as follows:

Years
Buildings	20 years
Vehicles	3 years to 5 years
Equipments and office furniture	5 years
Software	3 years

i.	Impairment of Long-Lived Assets

The Company evaluates the recoverability of its other long-lived assets, if circumstances indicate impairment may have occurred pursuant to ASC 360. This analysis is performed by comparing the respective carrying values of the assets to the current and expected future cash flows, on an undiscounted basis, to be generated from such assets. If such analysis indicates that the carrying value of these assets is not recoverable, the carrying value of such assets is reduced to fair value through a charge to the Company’s Consolidated Statements of Operations

j.	Stock-Based Compensation

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

k.	Revenue Recognition

Revenue includes sales of products, insurance services rendered, small amount financing and mortgage service, VIP membership fee and network service fees collected.

Products revenue represents the invoiced value of goods sold recognized upon the delivery of goods to customers, net of allowance for estimated returns, when both title and risk of loss transfer to the customer, provided that no significant obligations remain. Deferred revenue represents the undelivered portion of invoiced value of goods sold to customers. Sales transactions about the products are generally accounted for using the deposit method. Under the deposit method, payments received from the buyer are recorded as customer deposits. Revenue is represented net of value added taxes (“VAT”) for the sales revenue from PRC subsidiaries.

Insurance service incomes result from the commission income relation to the sale of insurance agreement. The Company recognizes the insurance service income upon the agency agreement with insurance company when the customer is bound to the contract after completion of any rescission period offered by the insurance underwriter.

The financing interest income was from micro financing service provided to the clients in China. The interests were calculated based on the loans agreement by both sides. The Company recorded loans principal and interests received in advance as “loans receivable” and “unearned income”, respectively.

The revenues from service included VIP membership fees and network service fees arising from E-commerce members. We recognize the service revenues upon the service period of the agreement signed by both sides. VIP memberships are short-term memberships. However, Network Service Memberships are permanent. Therefore, we are recognizing the revenue from Network Service Memberships for a term from the actual registered date to expiration date of the operations of Kang Ping Vantone.

l.	Reclassifications

Certain amounts reflected in the consolidated financial statements for the fiscal year ended March 31, 2010 have been reclassified to conform to the presentation for the fiscal year ended March 31, 2011.

m.	Advertising costs

 Advertising costs are booked as expenses as incurred. The Company incurred $0 and $240,890 for the fiscal years ended March 31, 2011 and 2010.

n.	Income Taxes

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

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, (“FIN 48”), codified in FASB ASC Topic 740, on January 1, 2007. As a result of the implementation of FIN 48, the Company made a comprehensive review of its portfolio of tax positions in accordance with recognition standards established by FIN 48, and the Company recognized no material adjustments to liabilities or stockholders’ equity. When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.  Interest associated with unrecognized tax benefits is classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of income. The adoption of FIN 48 did not have a material impact on the Company’s financial statements. On March 31, 2011 and March 31, 2010, the Company did not take any uncertain positions that would necessitate recording of tax related liability.

o.	Non-Controlling Interests

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

p.	Basic and Diluted net income per share

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

q.	Foreign currency translation

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

r.	Comprehensive income

ASC 220, “Reporting Comprehensive Income”, established standards for the reporting and display of comprehensive income, its components and accumulated balances in a full set of general purpose financial statements. ASC 220 defines comprehensive income to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, ASC 220 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is presented with the same prominence as other financial statements. The Company’s only current component of comprehensive income is the foreign currency translation adjustment.

s.	Fair value of financial instruments

For certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, advance to suppliers, other receivables, accounts payable, accrued liabilities and short-term debt, the carrying amounts approximate their fair values due to their short maturities.

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

As of March 31, 2011 and 2010, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at fair value.

t.	Segment Reporting

ASC 280, Disclosure about Segments of an Enterprise and Related Information, requires disclosure of reportable segments used by management for making operating decisions and assessing performance. Reportable segments are categorized by products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. ASC 280 has effect on the Company’s financial statements. The Company generated four categories of revenues: products sold, commission received for insurance agency business, membership fees collected from members and Financing interest received from Small Financing business. See segment reporting spreadsheet on Note 16.

u.	Recent Accounting Pronouncements

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

4.  Cash Restricted and Loan Payable

In an attempt to better expand our small financing loans business and prompt the availability of external fund, Vantone Small Financing plan to make profits margins between low cost loans of bank and high lending to our customers. In order to keep friend relationship with China CITIC Bank and conveniently obtain the loans from China CITIC Bank in the near future, on January 27, 2011, Vantone Yuan entered into an entrusted loan agreement with China CITIC Bank Shenyang Branch (“China CITIC Bank”). At the same time, Vantone Small Financing also signed a loan agreement with China CITIC Bank. Pursuant to two agreements, Vantone Yuan must deposit the total amount of RMB 10 million into a special bank account that is restricted to be used only for lending and repayment loans. Simultaneously, China CITIC Bank lent such amount of RMB10 million to Vantone Small Financing at annual rate of 4.815% commencing from January 27, 2011 and ending June 29, 2011. In the event that Vantone Small Financing does not return this loan to China CITIC Bank for three months after due day, the amount of RMB 10 million deposited into special bank account will be hold by China CITIC Bank. As a result, cash restricted and loan payable of RMB 10 million (equivalent to $1,527,044) were represented as of March 31, 2011, respectively.

5.  Accounts Receivable and Allowance for Doubtful Accounts

During the winter in the year 2009, China experienced the coldest winter in fifty years.  Demand for the Company’s jade mattresses with regulated temperature spiked and its bamboo fiber quilts were lager. Since those products can realize high gross profit, in order to prompt our revenue and support our agents, the Company provided to major customers with short term credit before March 31, 2010. As a result, the accounts receivable balance increased significantly as of March 31, 2010. Since the Company collected actively the accounts receivable for the year ended March 31, 2011, the outstanding accounts receivable balance reduced obviously as of March 31, 2011. For the fiscal years ended March 31, 2011 and 2010 the gross amount of accounts receivable balance was $670,570 (equivalent to RMB 4,397,846) and $4,273,570 (equivalent to RMB 29,170,873), respectively.

The accounts receivable amounts included in the consolidated balance sheets as of March 31, 2011 and 2010 were as follows:

	As of March 31,
	2011	2010
Distributors who had owed the Company more than
USD76,352 (equivalent to RMB 0.5 million)	$660,881	$4,246,736
Distributors or Customers who had owed the Company
equal or less than USD76,352 (equivalent to RMB 0.5 million)	10,689	26,833
Sub-total	671,570	4,273,570
Less: Allowance for doubtful accounts	67,157	427,357
Accounts receivable, net	$604,413	$3,846,213

The total amounts sold to the customers who had a balance of accounts receivable more than $76,352 (equivalent to RMB0.5million) were $660,881 and $4,426,736 for the fiscal years ended March 31, 2011 and 2010, respectively.

The following is a summary of the status of allowance for doubtful accounts as of March 31, 2011 and 2010.

Period	Amount	Period	Amount
As of June 30, 2010	$338,746	As of June 30, 2009	$-
As of September 30, 2010	82,764	As of September 30, 2009	-
As of December 31, 2010	83,877	As of December 31,2009	-
As of March 31, 2011	$67,157	As of March 31, 2010	$427,357

The Company uses the allowance method to estimate the uncollectible portion of its account receivables. Based on the percentage of outstanding receivable approach, the Company should recorded bad debt expense in the debit and the related credit to the allowance account at closing day. The Company maintains a reserve for uncollectible accounts of 10% of accounts receivable commencing from January 2010. As of March 31, 2011 and 2010 the allowance for doubtful accounts was $67,157 (equivalent to RMB 439,785) and $427,357 (equivalent to RMB 2,917,087), respectively. Since the Company did not generate any credit sales for the fiscal year ended March 31, 2011, the Company did not increase allowance for doubtful account as of March 31, 2011. Concurrently the accounts receivable balance incurred before March 31, 2010 were collected substantially during this period. As a result, the allowance for doubtful accounts was decreased significantly as of March 31, 2011.

Accounts receivable aging as of March 31, 2011 and 2010 consisted of the following:

	As of March 31,
	2011	2010
Less than 90 days	$-	$4,273,570
More than 365days	671,570	-
Total	$671,570	$4,273,570

The Company’s accounts receivable with ages of more than 365 days, as reflected in the table, was primarily attributable to the fact that the Company’s accounts receivable generated for years ended March 31, 2010.

Accounts receivable turnover for the fiscal years ended March 31, 2011 and 2010 consisted of the following:

	For The Fiscal Year Ended of March 31,
	2011	2010
Accounts receivable turnover	-	2.97

Since the Company did not generate any credit sales for the fiscal year ended March 31, 2011, there was non-meaningful to the calculation of this rate for the fiscal year ended March 31, 2011.

6.   Loans Receivable, Net

Vantone Small Financing was established on September 27, 2010. It accepted its first loans transaction in October 2010, and started its business by providing micro financing service to the clients in China. In general, the Company considers historical credit losses, performance, economic and etc when the Company provides the loans to unrelated third parties. In order to reduce its risk, the Company sometimes withheld the full amount of loan interests before release the rest of principal loans amount to the borrowers, and these withhold interests income have been recorded as “unearned income”. In additional, the term of the loans is usually no longer than six months. The Company uses the allowance method to estimate the uncollectible portion of its loans principal. Based on the percentage of outstanding loans approach, the Company should record provision for loans losses in the debit and the related credit to the allowance account at closing day. Vantone Small Financing adopted an uncollected amount allowance at 1% of the loans principal amount for the fiscal year ended March 31, 2011.

The following table presents the details of the Company's loans receivable, net.

	Loan receivable	Allowance of loans losses	Unearned interest income	Total loans receivable
Outstanding, April 1, 2010	-	-	-	-
Increased	7,053,111	70,531	16,378	6,966,202
Decreased	-	-	-	-
Outstanding, March 31, 2011	$7,053,111	$70,531	$16,378	$6,966,202

7.  Inventories

Inventories as of March 31, 2011 and 2010 consisted of the following:

	As of March 31,
	2011	2010
Raw materials	$80,142	$47,859
Finished goods	441,597	93,093
Total	$521,739	$140,952

Inventories turnover for the fiscal years ended March 31, 2011 and 2010 consisted of the following:

	For The Fiscal Years Ended of March 31,
	2011	2010
Inventory turnover	3.27	11.75

Since the Company cancelled traditional sales agent operation model and established Vantone Insurance Online Shop in April 2010, the Company generate little revenue from its products sold for the three months ended June 30, 2010. As of result, cost of goods sold decreased for the fiscal year ended March 31, 2011 as compared to the same period in 2010. However, average inventories increased in the fiscal year ended March 31, 2011 as compared to the same period in 2010. Therefore, the inventories turnover rate for the fiscal year ended March 31, 2011 was less than in the same period in 2010.

8.  Advanced to Stockholders/ Officers, Net

Amounts advanced to stockholders/officers are unsecured, non-interest bearing, and have no set repayment date. As of March 31, 2011 and 2010, the total net amounts of advanced to the stockholders/officers were $2,435,135 and $2,367,998, respectively. This represented the net amounts lent by the Company to stockholders/officers. All advances to Mr. Honggang Yu occurred before May 14, 2009, the “Share Exchange” date. The net amount different in advanced to stockholders/officers between March 31, 2011 and 2010 was merely caused by the currency exchange rate different between March 31, 2011 and 2010.

	As of March 31,
	2011	2010
Mr. Honggang Yu	$2,435,135	$2,367,998
Total	$2,435,135	$2,367,998

9.  Property and Equipment-net

Property and equipment, less accumulated depreciation, consisted of the following:

	Estimated	As of March 31,
	Life	2011	2010
Buildings	20	$2,063,092	$1,979,285
Vehicles	3-5	201,013	178,197
Equipments and office furniture	5	79,802	72,571
Software	3	44,541	42,658
Subtotal		2,388,448	2,272,711
Less: accumulated depreciation		583,414	391,586
Total		$1,805,034	$1,881,125

Depreciation expenses charged to operations were $171,477 and $161,502 for the fiscal years ended March 31, 2011 and 2010, respectively.

10.  Non-Operating Property

In order to exchange the equity shares in Shenyang Vantone Yuan Trading Co., Ltd, a building located in 28# KunShan West Road Apt A3, Shenyang PRC, nears by north train station of Shenyang, with approximately1,800 square meters construction space, have been contributed to the Company by Mr. Honggang Yu in September 2007. This building of the Company was originally developed by Liaodong Island Real Estate Development Co., Ltd (“Liaodong Island”) and Department of Land and Resources of Liaoning (“Land and Resource of Liaoning”). The Company held the invoice of purchasing building from Liaodong Island arising from the purchase agreement signed with Liaodong Island. However, this building was owned by Land and Resource of Liaoning after the completion construction. According to the regulation of PRC, the Company must submit the application to Shenyang Real Estate Trading Center to transfer the ownership certification of this building from Land and Resource of Liaoning to the Company. Since the title of invoice of the Company wasn’t in accordance with ownership of this building, the Company still did not acquire the ownership certificate with respect to this building as of March 31, 2011. The Company actively negotiated with the relevant sides as of now. However, the Company expects to receive this ownership certificate before December 31, 2011. There is no assurance that the certificates will be received before that date. Moreover, in order to decorate this building, the Company has advanced the total amount of RMB 1,383,529 (equivalent to $211,271) to Liaodong Island as of March 31, 2011. The Company expects to have its insurance operation business move to this location after the interior decoration completed in the year 2011. There is no assurance that the Company will use this location in year 2011. Since this building does not use in operating activity and it’s idle as of March 31, 2011, the Company does not calculate its depreciation as of March 31, 2011. The net amount different in non-operating property between March 31, 2011 and 2010 was merely caused by the currency exchange rate different between March 31, 2011 and 2010.

		As of March 31,
		2011	2010
Non-Operation Buildings		$1,238,549	$1,188,237
	Subtotal	1,238,549	1,188,237
Less: accumulated depreciation		-	-
	Total	$1,238,549	$1,188,237

11.  Taxes Payable
a.	Corporation Income Tax (“CIT”)

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

In accordance with the relevant PRC tax laws and regulations, Vantone Manufacturing is subject to CIT at 27% and 25% tax rate before and after January 1, 2008, respectively. However, on April 14, 2010, in accordance with the relevant tax laws and regulations of the PRC, Vantone Manufacturing was approved by PRC Tax Authority, and is entitled to full exemption from CIT for two years starting from January 1, 2008, and a 50% reduction in CIT for the next three years, As a result, Vantone Manufacturing was entitled to a full exemption from CIT for the years 2008 and 2009. Commencing from January 2010, Vantone Manufacturing began to be charged CIT at a 12.5% rate, half of regular CIT rate 25%.

On June 22 and August 31, 2010. Vantone Manufacturing’s Kang Ping branch was approved for cancellation of national and local tax registration by Liaoning KangPing National and Local Tax Bureau, respectively.

Vantone Yuan and its subsidiaries are subject to CIT at 33% and 25% tax rate before, on and after January 1, 2008, respectively. However, Vantone Yuan had been exempted from CIT for a period from April 12, 2007 to December 31, 2007 by Shenyang City Heping Region National Tax Authority.

The deferred tax assets, current, in the accompanying balance sheet were $207,765 and $123,101 as of March 31, 2011 and 2010, respectively. There were no deferred tax liabilities as of March 31, 2011 and 2010. All of deferred tax assets were from Vantone Small Financing and Vantone Manufacturing’s variable interest entities in the PRC. . The deferred tax assets primary resulted from tax credit carry forward and the bad debt allowance.

The components of income tax benefits related to continuing operations were as follows:

	For The Fiscal Years Ended March 31,
	2011	2010
Current	$667,499	$284,585
Deferred income tax benefits	(77,568)	59,644
Total	$589,931	$344,229

The following is a reconciliation of the statutory tax rate to the effective tax rate for the fiscal years ended March 31, 2011 and 2010:

	For The Fiscal Years Ended March 31,
	2011	2010
U.S. statutory corporate income tax rate	34%	34%
PRC tax rate difference	(9%)	(9%)
Net effect of tax exemption/non-taxable
income/non-deductible expenses	(1%)	(16%)
Valuation allowance	-	(3%)
Effective tax rate	24%	6%

The tax effect of temporary differences that give rise to the Company’s deferred tax assets as of March 31, 2011 and 2010 were as follows:

	As of March 31,
	2011	2010
Deferred income taxes assets :
Bad debt allowance	$17,633	$-
Loss carry forward	190,132	123,101
Total deferred income taxes assets	$207,765	$123,101

b.	Value Added Tax (“VAT”)

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

d.	Taxes Payable

As of March 31, 2011 and 2010, taxes payable consisted of the following:

	As of March 31,
	2011	2010
Value-added taxes	$(28,720)	$190,573
Corporate income tax provision	287,889	118,537
Business taxes	(5,988)	226
Individual income tax withholdings	655	14
City construction, education, and other taxes	8,815	3,208
Total	$262,651	$312,558

12.  Deferred Revenue-VIP and Network

In April 2010, the Company established an insurance B2C e-commerce trade platform named “Vantone Insurance Online Shop” (“Vantone Shop”). Once the customer register to our membership (it refers to VIP membership), it can enjoy more convenient service by Vantone Shop. In general, we charge registration fee for one year. As a result, we recognized the partial amount as revenues and the rest of amount as “deferred VIP membership revenue” when we received registration fees. Hereafter we will record to revenue from “deferred VIP membership revenue” based on the service period. As of March 31, 2011, the deferred VIP membership revenues were $248,387.

Further, the insurance agent registers to permanent membership. Pursuant to this condition, we recognized the partial amount as revenues and the rest of amount as “deferred network service revenue” when we received registration fees. Hereafter we will record to revenue from “deferred network service revenue” based on the service period from payment to expiration date of operations of Kang Ping Vantone. As of March 31, 2011 the deferred network service revenue-current and non-current were $4,203 and $26,270 respectively.

13.  Operating Lease Commitments

The Company leases certain office spaces under operating lease agreements. The rental expenses under operating leases were $21,874 and $30,723 for the fiscal years ended March 31, 2011 and 2010, respectively. The following is a schedule of future minimum rental payments required under operating leases that had initial or remaining non-cancelable lease terms beyond March 31, 2011.

For The Fiscal Years Ending March 31,		Amount
	2012	$43,026
	2013	34,966
	2014	11,628
	2015	11,628
	2016	11,628
	Thereafter	2,907
Total minimum rental payments required		$115,784

14.  Stockholder’s Equity

a.	Common Stock

The Company is authorized to issue 100,000,000 shares of Common Stock, $.001 par value per share, of which 30,001,000 shares are outstanding and issued as of March 31, 2011.

Before the Share Exchange with Vantone USA, Vantone International (formerly “Senior Optician”) had 5,954,000 shares of common stock issued and outstanding.

In exchange for the outstanding shares of Vantone USA, Vantone International issued 23,947,000 shares of its common stock to the shareholders of Vantone USA (the “Share Exchange”). Those shares represent 80.1 % of the outstanding shares of Vantone International 19,157,600 of the shares were issued to Honggang Yu, although he immediately assigned 14,368,200 of them to other shareholders for whom he served as nominee. Honggang Yu is the Chief Executive Officer of Vantone USA, as well as the Chief Executive Officer of Vantone International. The remaining 4,789,400 shares were issued to Jichun Li, the Chief Financial Officer of Vantone International, although he immediately assigned 3,831,520 of them to other shareholders for whom he serves as nominee. As a result of these transactions, persons associated with Vantone International own securities that represent 97.4% of the equity in Vantone International.

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

On May 24, 2010, the Company issued 100,000 common shares in exchange for the Wilson Warrant.

The following table presents warrant actively through March 31, 2011:

	Warrants	Weighted Average	Average Remaining	Aggregate Intrinsic
	Outstanding	Exercise Price	Life in years	Value
Outstanding, April 1, 2010	100,000	$-	-	$-
Granted	-	-	-	-
Forfeited	-	-	-	-
Exercised	100,000		-	-
Outstanding, March 31, 2011	-	$-	-	$-

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

Upon completion of the Share Exchange and warrant exchange, there were 30,001,000 shares of the Company’s common stock issued and outstanding as of March 31, 2011.

b.	Additional Paid-In Capital

The additional paid-in capital represents the excess of the aggregate fair value of the capital contributed over the par value of the stock issued. There was $1,919, 800 and $1,887,100 additional paid-in capital as of March 31, 2011 and 2010, respectively.

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

The Company established and segregated in retained earnings an aggregate amount of $865,816 and $724,764 for the Statutory Surplus Reserve as of March 31, 2011 and 2010, respectively.

15.  Proxy Agreement, Entrusted Management Agreement, and Purchase Option and Cooperation Agreement

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

16.  Segment Reporting

The Company engages in three types of business activities: daily commodities (including healthcare and beauty products, feminine hygiene products) sales, insurance agency service, and small financing service. In addition, the Company collects the VIP membership and network service fees from the clients who would like to enjoy the discount on the merchandises they purchased from the Company on line. Network service members not only can buy or/and sell the Company’s daily commodities, but also joints the Company as one of its insurance agent. The chief operating decision makers evaluate performance, make operating decisions, and allocate resources based on the separated type of business financial data. Gross profit, operating income, income from operations, and income taxes are allocated to specific business activities within the organization. In accordance with ASC 280 “Disclosures about Segments of an Enterprise and Related Information” the Company is considered to have three reportable segments. The Company is required to disclose certain information about profit or loss, total assets and liabilities, and long-lived assets. Following is a summary of segment information for the fiscal years ended March 31, 2011 and 2010:

	For The Fiscal Year Ended March 31, 2011
	Products Sold	Insurance Agency	Financing Interest	Total
	and Related Service	Related Service	Related Service

Total assets	$10,699,880	$732,172	$7,106,709	$18,538,761
Total long - lived assets, net	$2,545,594	$495,620	$2,369	$3 ,043,583
Total liabilities	$2,304,290	$124,818	$74,933	$2,504,041

Net revenue from products sold	$3,546,943	$-	$-	$3,546,943
Revenue from Insurance service rendered	$-	$34,321	$-	$34,321
Revenue from financing interests	$-	$-	$272,055	$272,055
Revenue from membership fees	$771,530	$-	$-	$771,530
Revenue from network service fees	$3,078	$-	$-	$3,078
Income (Loss) from operations	$2,481,884	$(188,293)	$165,458	$2,459,049
Depreciation expenses	$138,665	$32,700	$112	$171,477
Bank interest income	$34,041	$248	$2,061	$36,350
Non-controlling interest	$-	$(15,335)	$-	$(15,335)
Income tax expenses (benefits)	$611,559	$(60,354)	$38,726	$589,931

	For The Fiscal Year Ended March 31, 2010
	Products Sold	Insurance Agency	Financing Interest	Total
	and Related Service	Related Service	Related Service

Total assets	$14,194,769	$769,882	$-	$14,964,651
Total long - lived assets, net	$2,561,741	$507,621	$-	$3,069,362
Total liabilities	$1,268,740	$134,871	$-	$1,403,611

Net revenue from products sold	$10,975,106	$-	$-	$10,975,106
Revenue from Insurance service rendered	$-	$284,218	$-	$284,218
Revenue from Franchise joining fees	$2,197	$-	$-	$2,197
Income (loss) from operations	$5,882,651	$(188,258)	$-	$5,694,393
Depreciation expenses	$129,908	$31,594	$-	$161,502
Bank interest income	$15,604	$613	$-	$16,217
Interest expenses	$7,497	$-	$-	$7,497
Non-controlling interest	$-	$(17,019)	$-	$(17,019)
Income tax expenses (benefits)	$408,144	$(63,915)	$-	$344,229

(1)	Vantone Small Financing was established on September 27, 2010. Therefore, there were no financing services for the fiscal year ended March 31, 2010.

17.  Concentrations of Business

a.	Major Customers

The following summarizes products sold to major customers (each 10% or more of total products sold):

	Sold to Major	Number of	Percentage of
For The Fiscal Years Ended March 31,	Customers	Customers	Total Products Sold
2011	$1,224,345	2	34.52%
2010	$3,345,960	2	30.49%

The following summarizes insurance agency service fees received from major insurance company (each 10% or more of total insurance agency service fees received):

For The Fiscal Years Ended March 31,	Revenue from Major Insurance Co.	Number of Insurance Co.	Percentage of Total Service Rendered
2011	$34,321	4	100.00%
2010	$239,189	1	84.16%

None of the Company’s customers from Vantone Small Financing accounted for more than 10% of total sales for fiscal the years end March 31, 2011 and 2010, respectively

b.	Major Suppliers

The following summarizes raw materials and products purchased from major suppliers (each 10% or more of total raw material and products purchased):

	Purchased from	Number of	Percentage of
For The Fiscal Years Ended March 31,	Major Suppliers	Suppliers	Total Purchased
2011	$1,200,333	5	94.47%
2010	$1,204,129	3	43.05%

18.   Concentrations of Risks
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

19.  Subsequent Events

We rent property in kangping District, Shenyang for water purifying equipment assembly. The production capacity of this factory is approximately 30,000 units per year.  This factory will be used in July 2011.

In May 2011, Vantone Insurance entered into a lease agreement with Shenyang Health Supervision and Control Bureau (“Shenyang Health”). Pursuant to this agreement, Vantone Insurance leased its building space of about 1,390 square meters in Shenyang for RMB 695,000 per year to Shenyang Health. The term of this lease agreement was for two years from June 1, 2011 to May 30, 2013.

In June 2011, Vantone Yuan signed two lease agreements with Shenyang Health and Sekisui House Co., Ltd. (“Sekisui House”). According to this agreement with Shenyang Health, Vantone Yuan leased its building space of about 530 square meters in Shenyang for RMB 265,000 per year to Shenyang Health, the term of this lease agreement was for two years from June 1, 2011 to May 30, 2013.

Likewise, pursuant to the agreement with Sekisui House, Vantone Yuan leased its building space of about 655 square meters to Sekisui House. The rental fee was RMB 294,750 per year and the term of this agreement was for two years commencing from July 20, 2011 and ending July 19, 2013.