Form 10-Q
period 2011-06-30
VANTONE INTERNATIONAL GROUP, INC.
filed 2011-08-22
CIK 1101423

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________

FORM 10-Q
_____________________

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2011

or

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______to______.

Commission File Number: 000-31469

Vantone International Group, Inc.
(Exact name of registrant as specified in its charter)

Nevada	41-1954595
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employee Identification No.)

No. 195 Zhongshan Road, Heping District, Shenyang, Liaoning Province, P.R. China	110002
(Address of principal executive offices)	(Zip Code)

86-24-2286-6686
 (Registrant's telephone number, including area code)

Not applicable
 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class of Securities	Number of shares outstanding as of August 16, 2011
Common stock, par value $0.001 per share	30,001,000

TABLE OF CONTENTS

FORM 10-Q

JUNE 30, 2011

SIGNATURES

CAUTIONARY STATEMENT ON FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q (this “Report”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

We cannot predict all of the risks and uncertainties. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements are found at various places throughout this Report and include information concerning possible or assumed future results of our operations, including statements about potential acquisition or merger targets; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future acquisitions, future cash needs, future operations, business plans and future financial results, and any other statements that are not historical facts.

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. All subsequent written and oral forward-looking statements concerning other matters addressed in this Report and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Report.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

CERTAIN TERMS USED IN THIS REPORT

When this report uses the words “we,” “us,” “our,” and the “Company,” they refer to Vantone International Group, Inc. and its subsidiaries. “SEC” refers to the Securities and Exchange Commission.

Part I
Financial Information
ITEM 1.  FINANCIAL STATEMENTS

Vantone International Group, Inc. and Subsidiaries
Consolidated Balance Sheets

	June 30, 2011	March 31, 2011
	(Unaudited)	(Audited)
Assets
Assets:
Current Assets
Cash and equivalents-non restricted	$2,968,638	$2,885,312
Cash- restricted	-	1,527,044
Accounts receivable, net of allowance
for doubtful amounts of $54,628 and $67,157, respectively	493,734	604,413
Insurance commissions receivable	6,818	10,761
Interests receivable	51,615	25,418
Loans receivable	7,059,410	7,053,111
Less: Unearned income	-	(16,378)
Allowance for loan losses	(138,044)	(70,531)
Total loans receivable, net	6,921,366	6,966,202
Advanced to suppliers	11	45,784
Inventories	538,604	521,739
Advanced to stockholders/officers, net	2,456,913	2,435,135
Prepayments and other current assets	361,855	265,605
Deferred income tax assets-current	273,977	207,765
Total Current Assets	14,073,531	15,495,178

Property and Equipment - Net	720,355	1,805,034
Investment Properties-Net	1,067,317	-
Non-Operating Property	1,254,869	1,238,549
Total Assets	17,116,072	18,538,761

Liabilities and Stockholders' Equity
Liabilities:
Current Liabilities
Loan payable	-	1,527,044
Accounts payable and accrued expenses	52,440	193,939
Customer deposits	4,895	4,831
Taxes payable	314,462	262,651
Deferred VIP membership revenue	70,524	248,387
Deferred network service revenue-current	4,259	4,203
Deferred rental income	140,786	-
Other current liabilities	255,376	236,716
Total Current Liabilities	842,742	2,477,771

Deferred Network Service Revenue-Noncurrent	25,551	26,270
Total Liabilities	868,293	2,504,041

Stockholders' Equity:
Vantone International Group Equity
Common stock - $0.001 par value, 100,000,000 shares
authorized, 30,001,000 shares
issued and outstanding, respectively	30,001	30,001
Additional paid-in capital	1,919,800	1,919,800
Reserve funds	880,752	865,816
Retained earnings	11,923,908	11,922,055
Accumulated other comprehensive income	1,442,768	1,242,641
Total Vantone International Group, Inc. Stockholders' Equity	16,197,229	15,980,313
Non-controlling Interest	50,550	54,407
Total Equity	16,247,779	16,034,720

Total Liabilities and Stockholders' Equity	$17,116,072	$18,538,761

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Vantone International Group, Inc. and Subsidiaries
Consolidated Statements of Operations

	For The Three Months Ended June 30,
	2011	2010
	(Unaudited)	(Unaudited)
Revenues
Products sold	$12,448	$65,992
Sales discount for products	(4,749)	-
Insurance service rendered	1,801	8,874
VIP membership fees	180,161	226,317
Network service fees	1,059	1,008
Financing interests	350,985	-
Total Revenues, Net	541,705	302,191

Cost of Goods Sold
Products sold	4,465	31,530
Insurance service rendered	1,479	6,552
VIP membership cost	9,851	12,334
Network service cost	58	55
Financing cost	19,655	-
Total Cost of Goods Sold	35,508	50,471

Gross Profit	506,197	251,720

Operating Expenses
Selling expenses	27,631	1,270
Bad debt recoveries	(13,342)	(90,841)
Allowance for credit loans	66,225	-
General and administrative expenses	327,787	242,183
Total Operating Expenses	408,301	152,612

Income From Operations	97,896	99,108

Other (Expenses) Income
Interest income, net	2,367	2,622
Other expenses, net	(44,394)	(106)
Total Other (Expenses) Income	(42,027)	2,516

Income Before Taxes	55,869	101,624
Provision for Income Taxes	42,937	41,395
Income Before Noncontrolling Interest	12,932	60,229

Less: net loss attributable to the noncontrolling interest	(3,857)	(3,551)

Net Income Attributable to Vantone International Group, Inc.	$16,789	$63,780

Net Income Per Common Share:
- Basic and Diluted	$0.00	$0.00

Weighted Common Shares Outstanding
- Basic and Diluted	30,001,000	29,941,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Vantone International Group, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income

	For The Three Months Ended June 30,
	2011	2010
	(Unaudited)	(Unaudited)
Net Income Before Noncontrolling Interest	$12,932	$60,229
Other Comprehensive Income:
Foreign Currency Translation Adjustment	200,127	83,877
Total Comprehensive Income	$213,059	$144,106

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Vantone International Group Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	For The Three Months Ended June 30,
	2011	2010
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities
Net Income	$16,789	$63,780
Adjustments to Reconcile Net Income to Net Cash
(Used in) Provided by Operating Activities
Bad debt adjustment	(13,342)	(90,841)
Provision for loan losses	66,225	-
Depreciation	43,148	41,214
Net loss attributable to noncontrolling interest	(3,857)	(3,551)
Deferred income tax benefits	(63,133)	(14,450)
Changes in operating assets and liabilities:
Accounts receivable	130,340	911,388
Insurance commissions receivable	4,032	-
Interest receivable	(26,197)	-
Advanced to suppliers	45,773	(32,229)
Inventories	(9,860)	31,984
Prepayments and other current assets	(91,544)	(43,934)
Accounts payable and accrued expenses	(142,181)	(89,647)
Customer deposits	-	(488,930)
Taxes payable	47,721	(138,051)
Deferred VIP membership revenue	(178,780)	683,218
Other current liabilities	15,339	(2,068)
Deferred rental income	140,786	-
Deferred network service revenue	(718)	31,456
Net Cash (Used in) Provided by Operating Activities	(19,459)	859,339

Cash Flows From Investing Activities
Cash- restricted	1,527,044	-
Payment for purchase of property and equipment	(2,240)	(4,018)
Net increase in loans receivable	(22,677)	-
Net Cash Provided by (Used in) Investing Activities	1,502,127	(4,018)

Cash Flows From Financing Activities
Payment for loan payable	(1,527,044)	-
Net Cash Used in Financing Activities	(1,527,044)	-

Net (Decrease) Increase in Cash and Equivalents	(44,376)	855,321
Effect of Exchange Rate Changes on Cash	127,702	34,545
Cash and Equivalents at Beginning of Period	2,885,312	5,159,615
Cash and Equivalents at End of Period	$2,968,638	$6,049,481

Supplemental Disclosures of Cash Flow Information:
Interest paid	$31,661	$-
Income taxes paid	$3,017	$2,461

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Vantone International Group, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

1.	Basis of Presentation
a.	Interim Financial Statement

The unaudited consolidated financial statements of Vantone International Group, Inc. and subsidiaries (the "Company") have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and pursuant to the requirements for reporting on Form 10-Q. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. However, the information included in these interim financial statements reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for the fair presentation of the consolidated financial position and the consolidated results of operations. Results shown for interim periods are not necessarily indicative of the results to be obtained for a full year. The consolidated balance sheet information as of March 31, 2011 was derived from the audited consolidated financial statements included in the Company's Annual Report on Form 10-K. These interim financial statements should be read in conjunction with that report.

The unaudited consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany balances and transactions have been eliminated.

b.	Description of Business and Reverse Merger

Vantone International Group, Inc (“Vantone International”) was initially incorporated on April 20, 1966 under the laws of the State of Minnesota as Polar Homes, Inc. The Company changed its corporate name to Polar Campers, Inc. in 1968. The Company was originally formed to "build, manufacture, sell, lease, own, buy and otherwise deal with in mobile homes, campers, trailers and any other equipment which from time to time be decided upon; to own and otherwise deal with in real estate, and to do all things necessary and proper to accomplish said purposes." The Company ceased all business operations during 1973 and disposed of all assets and liabilities.

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

Effective on August 17, 2009, the name of the Company was changed from Senior Optician Service Inc. (“Senior Optician”) to Vantone International.

On May 14, 2009, Senior Optician acquired all of the outstanding capital stock of Vantone USA Inc. (“Vantone USA”)

Upon completion of the Share Exchange, there were 29,901,000 shares of Vantone International common stock issued and outstanding. On May 24, 2010, the Company issued additional100, 000 common shares in exchange for the Wilson Warrant. As of result, the Company had 30,001,000 common shares issued and outstanding as of June 30, 2011. The recapitalizations are described in further detail in Note 13 to the accompanying consolidated financial statements.

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

Vantone Small Financing

On September 27, 2010, in an attempt to expand the Company’s business in China, Vantone International formed a joint venture with Vantone Yuan that focuses on providing micro financing service to the clients in China. The joint venture operates under the name “Shenyang Heping District Vantone Small Financing Co., Ltd. (“Vantone Small Financing”)”. Vantone Small Financing has registered capital in amount of $10 million. Pursuant to this joint venture agreement, Vantone international and Vantone Yuan are required to contribute $7.07 million and $2.93 million within six  months from the received date of operation certificate, in order to own 70.7% and 29.3% of the joint venture, respectively. On March 29 2011, the Vantone Small Financing had been approved to extend the contribution period from six months to two years by Bureau of Foreign Trade and Economic Cooperation of Heping District Shenyang City. The registered term of operations is 10 years from September 27, 2010 to September 26, 2020. As of June 30, 2011, the actual capital of $2.93 million (equivalent to RMB 19,550,425) was contributed by Vantone Yuan on October 12, 2010.

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

Entrusted Management of Vantone Yuan

On April 1, 2007, Vantone Manufacturing signed three agreements (Entrusted Management Agreement, Proxy Agreement, and Purchase Option and Cooperation Agreement) with the shareholders of Shenyang Vantone Yuan Trading Co., Ltd. (“Vantone Yuan”).  Vantone Yuan is a private enterprise that was incorporated under the laws of LiaoNing Province.  It was incorporated under the name “Shenyang Tongbida Trading Co., Ltd.,” but adopted its current name on June 21, 2007.  The Entrusted Management Agreement stipulates that Vantone Manufacturing will enjoy all of the profits and bear all of the losses arising from the business of Vantone Yuan during Vantone Manufacturing’s management period. The effective terms of these agreements are ten years starting from April 1, 2007.  The terms may be extended by the written agreement among the parties upon the expiration of the agreement. By reason of the Entrusted Management Agreement and its ancillary agreements, Vantone Manufacturing is considered to be the primary beneficiary of the business of Vantone Yuan.  Therefore the financial statements of Vantone Yuan and its subsidiaries are required to be consolidated with the financial statements of Vantone Manufacturing, in accordance with accounting principles generally accepted in the United States (“US GAAP”).  See Note 14 for detailed information regarding the Entrusted Management Agreements.

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

During the periods covered by these financial statements, Vantone Yuan also operated through the following subsidiaries:

Kang Ping Vantone Trading Co., Ltd (“Kang Ping”) was incorporated under the laws of LiaoNing Province in the PRC on March 20, 2008. Vantone Yuan owned 100% of the registered capital of its registered capital.  It engaged in the distribution and sales of daily commodities, consumer electronics, home appliances, and also engaged in the import/export of various merchandise and technologies through a self-conducted trade model or agency arrangement in Kangping County of Shenyang District.

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

The Company’s fiscal year ends on March 31. The accompanying unaudited consolidated financial statements of operations and cash flows included activities for the three months ended June 30, 2011 and 2010, respectively.

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

The accompanying unaudited consolidated financial statements are prepared in accordance with US GAAP. This basis of accounting differs from that used in the statutory accounts of some of the Company’s subsidiaries, which were prepared in accordance with the accounting principles and relevant financial regulations applicable to enterprises with foreign investment in the PRC (“PRC GAAP”). Necessary adjustments made to the subsidiary statutory accounts to conform to US GAAP were included in these consolidated financial statements.

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

The following rates are used in translating the RMB to the U.S. Dollar presentation disclosed in these unaudited consolidated financial statements for the three months ended June 30, 2011 and 2010, respectively.

		For The Three Months Ended of June 30,
		2011		2010
Assets and liabilities	period ended rate of RMB	¥6.4634	/per USD	¥6.7814	/per USD

Revenue and expenses	average rate of RMB	¥6.4984	/per USD	¥6.8241	/per USD

g.	Accounts Receivable

Accounts receivable are recognized and carried at original invoice amount less allowance for any uncollectible amounts. The Company provides an allowance for doubtful accounts equal to the estimated losses that will be incurred in the collection of receivables. The estimated losses are based on a review of the current status of the existing receivables. The allowance for doubtful accounts for the quarter ended June 30, 2011 and the fiscal year ended March 31, 2011 were $54,628 and $67,157, respectively.

h.	Fair Value Measurements

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

i.	Insurance Commissions Receivable and Payable

The Company has separately reflected receivables and payables in the consolidated financial statements. The captions “insurance commission receivable” and “insurance commission payable” result from insurance commission in connection with the Company’s agency commercial insurance services business. In general, the insurance commission was calculated based on the agency agreement with insurance carriers. Since the insurance carriers settled the insurance commission at fixed period, the Company recorded the commissions receivable from insurance carriers as “insurance commission receivable” when it incurred. Simultaneity, the Company calculated appropriate commission to agents and brokers as “insurance commission payable”.

j.	Revenue Recognition

Revenue includes sales of products, insurance services rendered, small amount financing and mortgage service, VIP membership fee and network service fees collected.

Products revenue represents the invoiced value of goods sold recognized upon the delivery of goods to customers, net of allowance for estimated returns, when both title and risk of loss transfer to the customer, provided that no significant obligations remain. Deferred revenue represents the undelivered portion of invoiced value of goods sold to customers. Sales transactions for the products are generally accounted for using the deposit method. Under the deposit method, payments received from the buyer are recorded as customer deposits. Revenue is represented net of value added taxes (“VAT”) for the sales revenue from PRC subsidiaries.

Insurance service incomes result from the commission income relation to the insurance agreement sold. The Company recognizes the insurance service income upon the agency agreement with insurance company when the customer is bound to the contract after completion of any rescission period offered by the insurance underwriter.

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

k.	Advertising costs

Advertising costs are booked as expenses as incurred. The Company incurred $23,083 and $0 for the three months ended June 30, 2011 and 2010.

l.	Income Taxes

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

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, (“FIN 48”), codified in FASB ASC Topic 740, on January 1, 2007. As a result of the implementation of FIN 48, the Company made a comprehensive review of its portfolio of tax positions in accordance with recognition standards established by FIN 48, and the Company recognized no material adjustments to liabilities or stockholders’ equity. When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.  Interest associated with unrecognized tax benefits is classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of income. The adoption of FIN 48 did not have a material impact on the Company’s financial statements. On June 30, 2011 and March 31, 2011, the Company did not take any uncertain positions that would necessitate recording of tax related liability.

m.	Segment Reporting

ASC 280, Disclosure about Segments of an Enterprise and Related Information, requires disclosure of reportable segments used by management for making operating decisions and assessing performance. Reportable segments are categorized by products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. ASC 280 has effect on the Company’s financial statements. The Company generated four categories of revenues: products sold, commission received for insurance agency business, membership fees collected from members and Financing interest. See segment reporting spreadsheet on Note 15.

n.	Recent Accounting Pronouncements

In July 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” ASU No. 2010-20 amends the guidance with ASC Topic 310, “Receivables” to facilitate financial statement users’ evaluation of (1) the nature of credit risk inherent in the entity’s portfolio of financing receivables; (2) how that risk is analyzed and assessed in arriving at the allowance for credit losses; and (3) the changes and reasons for those changes in the allowance for credit losses. The amendments in ASU No. 2010-20 also require an entity to provide additional disclosures such as a roll forward schedule of the allowance for credit losses on a portfolio segment basis, credit quality indicators of financing receivables and the aging of past due financing receivables. The Company is required to adopt ASU No. 2010-20 as of December 15, 2010 and the Company has adopted  these new disclosure requirements on its financial statements and notes

In April 2010, the FASB issued Accounting Standard Update 20-10-17, “Revenue Recognition—Milestone Method (Topic 605): Milestone Method of Revenue Recognition” or ASU 2010-17. This update provides guidance on the recognition of revenue under the milestone method, which allows a vendor to adopt an accounting policy to recognize all of the arrangement consideration that is contingent on the achievement of a substantive milestone (milestone consideration) in the period the milestone is achieved. The pronouncement is effective on a prospective basis for milestones achieved in fiscal years and interim periods within those years, beginning on or after June 15, 2010. The adoption of this ASU does not have a material impact on the Company’s consolidated financial statements.

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

In an attempt to better expand our small financing loans business and prompt the availability of external fund, Vantone Small Financing plan to make profits margins between low cost loans of bank and high lending to our customers. In order to keep friend relationship with China CITIC Bank and conveniently obtain the loans from China CITIC Bank in the near future, on January 27, 2011, Vantone Yuan entered into an entrusted loan agreement with China CITIC Bank Shenyang Branch (“China CITIC Bank”). At the same time, Vantone Small Financing also signed a loan agreement with China CITIC Bank. Pursuant to two agreements, Vantone Yuan must deposit the total amount of RMB 10 million into a special bank account that is restricted to be used only for lending and repayment loans. Simultaneously, China CITIC Bank lent such amount of RMB10 million to Vantone Small Financing at annual rate of 4.815% commencing from January 27, 2011 and ending June 29, 2011. In the event that Vantone Small Financing does not return this loan to China CITIC Bank for three months after due day, the amount of RMB 10 million deposited into special bank account will be hold by China CITIC Bank. As a result, cash restricted and loan payable of RMB 10 million (equivalent to $1,527,044) were represented as of March 31, 2011, respectively. As stated in the agreement, Vantone Small Financing repaid this loan of RMB 10 million (equivalent to $1,527,044) to China CITIC Bank on June 29, 2011. Concurrent with this transaction completion, the deposit of RMB10 million was fully returned to Vantone Yuan by China CITIC Bank at the same day.

3.	Accounts Receivable and Allowance for Doubtful Accounts

We generally adopted the deposit method when we sold the products to our customers. However, we provided to major customers with short term credit before March 31, 2010 for purchase the jade mattresses with regulated temperature spiked and bamboo fiber quilts from us to grasp the market opportunity and prompt our revenue, as of result that China experienced the coldest winter in fifty years during the winter in the year 2009. Therefore it caused the significant increase in outstanding accounts receivable as of March 31, 2010. Whereas we collected actively the accounts receivable in the past fifteen months through our efforts, the outstanding accounts receivable balance as of June 30, 2011 was only accounted for 12.8% of the total account receivable incurred as of March 31, 2010. Since the remains amount of accounts receivable as of June 30, 2011 mostly resulted from four major customers who kept friendly and long-term cooperative relationship with us, the Company agreed to extend the credit to December 2011 to support their operation business.

 The accounts receivable amounts included in the consolidated balance sheets as of June 30, 2011 and March 31, 2010 were as follows:

	June 30, 2011	March 31, 2011
	(Unaudited)	(Audited)
Distributors who had owed the Company more than
USD77,358 (equivalent to RMB 0.5 million)	484,394	660,881
Distributors or Customers who had owed the Company
equal or less than USD77,358 (equivalent to RMB 0.5 million)	63,968	10,689
Sub-total	548,362	671,570
Less: Allowance for doubtful accounts	54,628	67,157
Accounts receivable, net	$493,734	$604,413

As of June 30, 2011 and March 31, 2011 the gross amount of accounts receivable balance were $548,362 (equivalent to RMB 3,544,298) and $671,570 (equivalent to RMB 4,397,846), respectively.

The following is a summary of the status of allowance for doubtful accounts as of June 30, 2011 and 2010.

Period	Amount	Period	Amount
As of March 31, 2011	$67,157	As of March 31, 2010	$427,357
As of June 30, 2011	$54,628	As of June 30, 2010	$338,746

The Company uses the allowance method to estimate the uncollectible portion of its account receivables. Based on the percentage of outstanding receivable approach, the Company should recorded bad debt expense in the debit and the related credit to the allowance account at closing day. The Company maintains a reserve for uncollectible accounts of 10% of accounts receivable commencing from January 2010. As of June 30, 2011 and March 31, 2011 the allowance for doubtful accounts were $54,628 (equivalent to RMB 353,085) and $67,157 (equivalent to RMB 439,785) respectively.

Accounts receivable aging as of June 30, 2011 and March 31, 2011 consisted of the following:

	June 30, 2011	March 31, 2011
	(Unaudited)	(Audited)
Less than 90 days	$2,081	$-
More than 365days	546,281	671,570
Total	$548,362	$671,570

The Company’s accounts receivable with ages of less than 90 days of $2,081 and more than 365 days of $546,281, as reflected in the table, was primarily attributable to the fact that the Company’s accounts receivable generated for the fiscal year ended March 31, 2010.

4.	Loans Receivable, Net

Vantone Small Financing was established on September 27, 2010. It accepted its first loans transaction in October 2010, and started its business by providing micro financing service to the clients in China. In general, the Company considers historical credit losses, performance, economic and etc when the Company provides the loans to unrelated third parties. In order to reduce its risk, the Company sometimes withheld the full amount of loan interests before release the rest of principal loans amount to the borrowers, and these withhold interests income have been recorded as “unearned income”. In additional, the term of the loans is usually no longer than six months for the individuals. In order to recruit more borrowers to join us to establish the physical franchise stores, the Company implemented a new policy beginning on April 12, 2011. Pursuant to the new policy, the loans may be applied for the extension to six months after due date, if those borrowers establish the physical franchise stores, and begin the operation business before October 31, 2011. In addition, such borrowers must submit a commitment letter, and agree to offset the losses by the profit of establishing physical franchise stores, in the event that the defaults occur. For the extended loans, the principal and interest are repayment at mature date with monthly rate of 1.95%. As of June 30, 2011, the total amount of $649,655 (equivalent to RMB 4,199,000) was the extension.

Except that, on June 9, 2011, four complaints were filed in the Heping District Court of Shenyang City, China (the “Court”) against four individual borrowers, Shengli Liu, Yan Jing, Genshe Bai and Pengcheng Chen(collectively, the “Individual Defendant”). Those four Individual Defendants have breached their personal pledged loan agreements with Vantone Small Financing due to the non-repayment of the total principal of RMB6.7 million (USD $ 1,036,601) at due date owed Vantone Small Financing. In the complaint, Vantone Small Financing requests the Court to grant the following relieves: 1) The four Individuals Defendants must timely return the total principal with interests from due dates to payment, totaling to loans principal of total amount of RMB 6.7 million (USD $ 1,036,601) plus interests of total amount of RMB278,676 (USD $ 43,116); 2) the Court shall award Vantone Small Financing any and all costs in connection with this lawsuit, including but not limited to the attorney fees, totaling to RMB215,622 (USD $33,360).

The following table presents the details of the Company's loans receivable, net.

	Loan receivable	Allowance of loans losses	Unearned interest income	Total loans receivable
Outstanding, April 1, 2011	$7,053,111	$70,531	$16,378	$6,966,202
Increased	6,299	67,513	-	(61,214)
Decreased	-	-	16,378	(16,378)
Outstanding, June 30, 2011	$7,059,410	$138,044	$-	$6,921,366

The following is a summary of the status of allowance of loans losses as of June 30, 2011 and March 31, 2011:

Breakdown of loan principal	Loan principal as of 6/30/2011	Bad debt rate	Allowance of loans losses as of 6/30/2011	Loan principal as of 3/31/2011	Bad debt rate	Allowance of loans losses as of 3/31/2011
Expired loans	$1,036,601	5%	$51,830	$-	5%	$-
Extension loans	649,655	5%	32,483	-	5%	-
Unexpired loans	5,373,154	1%	53,731	7,053,111	1%	70,531
Total amount	$7,059,410		$138,044	$7,053,111		$70,531

Generally, the aging of extension loans refer to as less than one year, and the aging of unexpired loans generally refer to as less than six months.

Vantone Small Financing uses the allowance method to estimate the uncollectible portion of its loans principal. Based on analysis of loans principal aging, the Company should record a provision for loans losses in the debit and the related credit to the allowance account at closing day. The Company adopted an allowance at 1% of the unexpired loans principal amount for the quarter ended June 30, 2011 and the fiscal year ended March 31, 2011. In connection with extended maturity, the Company considered to enhance the uncollectible risk. As a result, the Company determined that the allowance at 5% of the extension loans principal amount was used for the quarter ended June 30, 2011. In addition, the Company believes that the Company probably receives the overdue loans of $1,036,601 ending this lawsuit. Therefore, the Company used an allowance rate at 5% of this portion during the quarter ended June 30, 2011.

5.	Inventories

Inventories as of June 30, 2011 and March 31, 2011 consisted of the following:

	June 30, 2011	March 31, 2011
	(Unaudited)	(Audited)
Raw materials	$81,077	$80,142
Finished goods	457,527	441,597
Total	$538,604	$521,739

Inventories turnover for the three months ended June 30, 2011 and 2010 consisted of the following:

	For The Three Months Ended June 30,
	2011	2010
	(Unaudited)	(Unaudited)
Inventory turnover	0.01	0.25

Cost of goods sold decreased for the three months ended June 30, 2011 as compared to the same period in 2010. However, average inventories increased significantly in the quarter ended June 30, 2011 as compared to the same period in 2010. As a result, the inventories turnover figure for the quarter ended June 30, 2011 was less than in the same period in 2010.

6.	Advanced to Stockholders/ Officers, Net

Amounts advanced to stockholders/officers are unsecured, non-interest bearing, and have no set repayment date. As of June 30, 2011 and March 31, 2011, the total net amounts of advanced to the stockholders/officers were $2,456,913 and $2,435,135, respectively. This represented the net amounts lent by the Company to stockholders/officers. All advances to Mr. Honggang Yu occurred before May 14, 2009, the “Share Exchange” date. The net amount different in advanced to stockholders/officers between June 30, 2011 and March 31, 2011 was merely caused by the currency exchange rate different between June 30, 2011 and March 31, 2011.

	June 30, 2011	March 31, 2011
	(Unaudited)	(Audited)
Mr. Honggang Yu	$2,456,913	$2,435,135
Total	$2,456,913	$2,435,135

7.	Property and Equipment-net

Property and equipment, less accumulated depreciation, consisted of the following:

	Estimated	June 30, 2011	March 31, 2011
	Life	(Unaudited)	(Audited)

Buildings	20	$745,159	$2,063,092
Vehicles	3-5	203,662	201,013
Equipments and office furniture	5	83,086	79,802
Software	3	45,128	44,541
Subtotal		1,077,035	2,388,448
Less: Accumulated depreciation		356,680	583,414
Total		$720,355	$1,805,034

Depreciation expenses charged to operations were$ 43,148 and $41,214 for the three months ended June 30, 2011 and 2010, respectively.

8.	Non-Operating Property

In January, 2011, our entrust agreements entity Vanton Yuan entered into a Purchase Agreement (the “Agreement”) with Liaodong Island Real Estate Development Co., Ltd (“Liaodong Island”) and Department of Land and Resources of Liaoning (“Land and Resource of Liaoning”) to acquire the ownership certificate of the building located at 28# KunShan West Road Apt A3, Shenyang City, China, which is near by the North Train station of Shenyang with approximately 1,800 square meters construction space (the “Building”). This Building was originally developed by Liaodong Island and Land and Resource of Liaoning. Vantone Yuan possesses the purchase amount payment invoice of purchasing the Building from Liaodong Island under the fully executed purchase agreement entered into between Vantone Yuan, Liaodong Island and Land and Resources of Liaoning. However, it was found that this Building was originally owned by Land and Resource of Liaoning after the completion of construction. According to the regulations in PRC, Vantone Yuan must submit the application to Shenyang Real Estate Trading Center to transfer the ownership certification of this Building from Land and Resource of Liaoning to Vantone Yuan. Since Liaodong Island and Land and Resources of Liaoning failed to perform their respective contractual obligations under the above Agreement, the title of invoice was not issued in accordance with ownership of this Building, Vantone Yuan cannot acquire the ownership certificate of this Building. Despite the fact that Vantone Yuan actively negotiated with the relevant parties and signed the Purchase Agreement of this Building with Land and Resource of Liaoning in January 2011, the Land and Resource of Liaoning has  not provide the invoice to Vantone Yuan.

The Company (“Plaintiff”) has initiated a lawsuit against Land & Resource of Liaoning and Liaodong Island (collectively, the “Defendants”) in the Huanggu District Court, Shenyang City, China on August 4, 2011, and has demanded the Defendants to undertake all the legal fees and financial losses incurred under this lawsuit, totaling to RMB 38,183.6 (USD $ 5,908). Additional information is disclosed in Note 18. Moreover, in order to decorate this building, the Company has advanced the total amount of RMB 1,383,529 to Liaodong Island as of June 30, 2011. The Plaintiff did not demand for this amount of advanced costs for decoration of the Building against the Defendants. The Company expects to have its insurance operation business move to this Building after the interior decoration is completed within the year 2011. Due to the above lawsuit, there is no assurance that the Company can use this Building in year 2011. Since this Building is not used in any operating activity as of June 30, 2011, the Company does not include it in the depreciation as of June 30, 2011. The net amount different in non-operating property between June 30, 2011 and March 31, 2011 was merely caused by the currency exchange rate different between June 30, 2011 and March 31, 2011.

	June 30, 2011	March 31, 2011
	(Unaudited)	(Audited)

Non-Operation Buildings	$1,254,869	$1,238,549
Less: Accumulated depreciation	-	-
Total	$1,254,869	$1,238,549

9.	Investment Property

In May 2006, the major shareholder of Vantone Insurance invested a building with approximately 1,391 square meters to acquire the ownership of Vantone Insurance, which was located in #195 Zhong Shan Road, Sunshine Plaza 16 Floor, Heping District Shenyang City. In September 2007, Vantone Yuan purchased an office space with approximately 1,391 square meters located in the same district of Sunshine Plaza  17 Floor. The Company used these two floors as their executive office until May 2011.

In June 2011, Vantone Insurance leases its floor space (16 floor of Sunshine Plaza) of about 1,390 square meters for RMB 695,000 per year to an unrelated party. The term of this lease agreement was for two years from June 1, 2011 to May 30, 2013. In addition, Vantone Yuan leases its floor space (17 floor of Sunshine Plaza)  of about 530 square meters for RMB 265,000 every year from June 1, 2010 to May 30, 2013 and space of about 655 square meters for RMB294,750 per year commencing from July 20, 2011 and ending July 19, 2013, respectively. These two floors space were recorded as our properties at cost and depreciation of properties were computed by using the straight-line method over the estimated useful lives before June 2011. According to the requirement for GAAP accounting treatment, the Company reclassified these lease floor spaces as investment property since June 2011.

As of June 30, 2011 and March 31, 2011, investment properties consisted of the following:

	Estimated	June 30, 2011	March 31, 2011
	Life	(Unaudited)	(Audited)
Buildings	20	$1,345,118	$-
Less: Accumulated depreciation		277,801	-
Total		$1,067,317	$-

10.	Taxes Payable

a.	Corporation Income Tax (“CIT”)

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

The deferred tax assets, current, in the accompanying balance sheet were $273,977 and $207,765 as of June 30 and March 31, 2011, respectively. There were no deferred tax liabilities as of June 30, 2011 and March 31, 2011. All of deferred tax assets were from Vantone Small Financing and Vantone Manufacturing, and Vantone Manufacturing’s variable interest entities in the PRC. The deferred tax assets primary resulted from tax credit carry forward and the bad debt allowance.

The components of the provisions for income taxes were as follows:

	For The Three Months Ended June 30,
	2011	2010
	(Unaudited)	(Unaudited)
Current	$106,070	$55,845
Deferred income tax benefits	(63,133)	(14,450)
Total	$42,937	$41,395

The following is a reconciliation of the statutory tax rate to the effective tax rate for the three months ended June 30, 2011 and 2010:

	For The Three Months Ended of June 30,
	2011	2010
	(Unaudited)	(Unaudited)
U.S. statutory corporate income tax rate	34%	34%
PRC tax rate difference	(9%)	(9%)
Net effect of tax exemption/non-taxable
income/non-deductible expenses	52%	16%
Effective tax rate	77%	41%

The tax effect of temporary differences that give rise to the Company’s deferred tax assets as of June 30, 2011 and March 31, 2011 were as follows:

	June 30, 2011	March 31, 2011
	(Unaudited)	(Audited)
Deferred income taxes assets :
Bad debt allowance	$34,511	$17,633
Loss carry forward	239,466	190,132
Total deferred income taxes assets - current	$273,977	$207,765

b.	Value Added Tax (“VAT”)

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

d.	Taxes Payable

As of June 30, 2011 and March 31, 2011, taxes payable consisted of the following:

	June 30, 2011	March 31, 2011
	(Unaudited)	(Audited)
Value-added taxes	$(86,765)	$(28,720)
Corporate income tax provision	395,276	287,889
Business taxes	4,708	(5,988)
Individual income tax withholdings	149	655
City construction, education, and other taxes	1,094	8,815
Total	$314,462	$262,651

11.	Deferred Revenue-VIP and Network

In April 2010, the Company established an insurance B2C e-commerce trade platform named “Vantone Insurance Online Shop” (“Vantone Online”). Once the customer register to our membership (it refers to VIP membership), it can enjoy more convenient service by Vantone Online. In general, we charge registration fee for one year. As a result, we recognized the partial amount as revenues and the rest of amount as “deferred VIP membership revenue” when we received registration fees. Hereafter we will record to revenue from “deferred VIP membership revenue” based on the service period. As of June 30, 2011 and March 31, 2011, the deferred VIP membership revenues were $70,524 and $248,387, respectively.

Further, the insurance agent registers to permanent membership. Pursuant to this condition, we recognized the partial amount as revenues and the rest of amount as “deferred network service revenue” when we received registration fees. Hereafter we will record to revenue from “deferred network service revenue” based on the service period from payment to expiration date of operations of Kang Ping Vantone. As of June 30, 2011, the deferred network service revenue-current and non-current were $4,259 and $25,551 respectively.

12.	Operating Lease Commitments

The Company leases certain office spaces under operating lease agreements. The rental expenses under operating leases were $8,489 and $9,985 for the three months ended June 30, 2011 and 2010, respectively. The following is a schedule of future minimum rental payments required under operating leases that had initial or remaining non-cancelable lease terms beyond June 30, 2011.

For The Fiscal Years Ending June 30,	Amount

2012	$46,571
2013	26,589
2014	12,003
2015	12,003
2016	12,003
Total minimum rental payments required	$109,169

13.	Stockholder’s Equity

a.	Common Stock

The Company is authorized to issue 100,000,000 shares of Common Stock, $.001 par value per share, of which 30,001,000 shares are outstanding and issued as of June 30, 2011.

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

In March 2008, the Company and Gregory M. Wilson agreed to exchange a common stock warrant for 800,000 shares issued to Mr. Wilson on March 31, 2006 for a new common stock purchase warrant (the “Wilson Warrant”).  The Wilson Warrant permitted Mr. Wilson to purchase 800,000 shares of the Company’s common stock for a price equal to the lesser of (a) fifty percent of the lowest closing bid price quoted between March 31, 2006 and the exercise date or (b) $0.02½. The Wilson Warrant could be exercised by payment in cash of the exercise price or by a cashless exercise procedure. In lieu of exercise, either Mr. Wilson or the Company could cause the Wilson Warrant to be exchanged for shares of the Company’s common stock, except that the Company could not cause the exchange to occur until it had filed an 8-K reporting that it has ceased to be a shell company.  The number of shares issuable in exchange for the Wilson Warrant would be the greater of (a) 100,000 or (b) 0.33% of the outstanding shares, and the foregoing ratio shall not be affected by any reverse split of the Company’s common.

On May 24, 2010, the Company issued 100,000 common shares in exchange for the Wilson Warrant.

Upon completion of the Share Exchange and warrant exchange, there were 30,001,000 shares of the Company’s common stock issued and outstanding as of June 30, 2011.

b.	Additional Paid-In Capital

The additional paid-in capital represents the excess of the aggregate fair value of the capital contributed over the par value of the stock issued. There was $1,919,800 and $1,919,800 additional paid-in capital as of June 30, 2011 and March 31, 2011, respectively.

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

The Company established and segregated in reserve funds an aggregate amount of $880,752 and $865,816 for the Statutory Surplus Reserve as of June 30, 2011 and March 31, 2011, respectively.

14.	Proxy Agreement, Entrusted Management Agreement, and Purchase Option and Cooperation Agreement

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

15.	Segment Reporting

The Company engages in three types of business activities: daily commodities (including healthcare and beauty products, feminine hygiene products) sales, insurance agency service, and small financing service. In addition, the Company collects the VIP membership and network service fees from the clients who would like to enjoy the discount on the merchandises they purchased from the Company on line. Network service members not only can buy or/and sell the Company’s daily commodities, but also joints the Company as one of its insurance agent. The chief operating decision makers evaluate performance, make operating decisions, and allocate resources based on the separated type of business financial data. Gross profit, operating income, income from operations, and income taxes are allocated to specific business activities within the organization. In accordance with ASC 280 “Disclosures about Segments of an Enterprise and Related Information” the Company is considered to have three reportable segments. The Company is required to disclose certain information about profit or loss, total assets and liabilities and long-lived assets. Following is a summary of segment information for the three months ended June 30, 2011 and 2010:

	For The Three Months Ended June 30, 2011
	Products Sold	Insurance Agency	Financing Interest
	and Related Service	Related Service	Related Service	Total

Total assets	$9,188,719	$854,530	$7,072,823	$17,116,072
Total long - lived assets, net	$2,546,490	$493,840	$2,211	$3,042,541
Total liabilities	$503,185	$225,072	$140,036	$868,293

Net revenue from products sold	$7,699	$-	$-	$7,699
Revenue from Insurance service rendered	$-	$1,801	$-	$1,801
Revenue from financing interests	$-	$-	$350,985	$350,985
Revenue from membership fees	$180,161	$-	$-	$180,161
Revenue from network service fees	$1,059	$-	$-	$1,059
(Loss) Income from operations	$(48,668)	$(32,140)	$178,704	$97,896
Depreciation expenses	$34,693	$8,267	$188	$43,148
Bank interest income	$20,390	$32	$263	$20,685
Non-controlling interest	$-	$(3,857)	$-	$(3,857)
Income tax (benefits) expenses	$(117)	$(16,738)	$59,792	$42,937

	For The Three Months Ended June 30, 2010
	Products Sold	Insurance Agency	Financing Interest
	and Related Service	Related Service	Related Service	Total

Total assets	$14,378,648	$730,576	$-	$15,109,224
Total long - lived assets, net	$2,549,222	$502,775	$-	$3,051,997
Total liabilities	$1,282,897	$121,181	$-	$1,404,078

Net revenue from products sold	$65,992	$-	$-	$65,992
Revenue from Insurance service rendered	$-	$8,874	$-	$8,874
Revenue from membership fees	$226,317	$-	$-	$226,317
Revenue from network service fees	$1,008	$-	$-	$1,008
(Loss) Income from operations	$143,156	$(44,048)	$-	$99,108
Depreciation expenses	$33,093	$8,121	$-	$41,214
Bank interest income	$2,519	$103	$-	$2,622
Non-controlling interest	$-	$(3,551)	$-	$(3,551)
Income tax (benefits) expenses	$55,845	$(14,450)	$-	$41,395

(1)	Vantone Small Financing was established on September 27, 2010. Therefore, there were no financing services for the three months ended June 30, 2010.

16.	Concentrations of Business

a.	Major Customers

The following summarizes products sold to major customers (each 10% or more of total products sold):

	Sold to Major	Number of	Percentage of
For The Three Months Ended June 30,	Customers	Customers	Total Products Sold
2011	$6,444	4	83.71%
2010	$39,031	3	59.14%

The following summarizes insurance agency service fees received from major insurance company (each 10% or more of total insurance agency service fees received):

	Revenue from		Percentage of
For The Three Months Ended June 30,	Major Insurance Co.	Number of Insurance Co.	Total Service Rendered
2011	$1,801	2	100.00%
2010	$8,874	1	100.00%

 None of the Company’s customers from Vantone Small Financing accounted for more than 10% of total revenue from small financing interest income for the three months ended June 30, 2011.

b.	Major Suppliers

The following summarizes raw materials and products purchased from major suppliers (each 10% or more of total raw material and products purchased):

	Purchased from	Number of	Percentage of
For The Three Months Ended June 30,	Major Suppliers	Suppliers	Total Purchased
2011	$15,967	1	100.00%
2010	$-	-	-

17.	Concentrations of Risks

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

18.	Subsequent Events

On August 4, 2011, a complaint was filed in the Huanggu District Court of Shenyang City, China (the “Court”) against Liaodong Island and Land and Resource of Liaoning. The lawsuit was brought by Vantone Yuan (the “Plaintiff”) against Liaodong Island and Land and Resource of Liaoning (Collectively, the “Defendants”). The Company believes Defendants have breached the purchase agreement of the Building located at 28# KunShan West Road Apt A3, Shenyang City, China, with Vantone Yuan because the Defendants failed to assist Vantone Yuan to obtain the ownership title certification of the Building, after Vantone Yuan has duly performed the contractual obligations of full purchase payment under the above purchase agreement In the complaint, Plaintiff requests that the Court, the following relief: 1) the Defendants must timely transfer the ownership certification of the Building to the title of Plaintiff; 2) the Court shall award damages to Plaintiff due to delay to transfer the ownership certification of this building to Plaintiff, totaling to RMB38,183.60 (USD $ 5,908); and 3) the Court shall award Plaintiff costs in connection with the action.  If the Plaintiff prevails, Vantone Yuan may still use this building, and Vantone Yuan will delay to obtain the ownership certification of this building.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

In addition to historical information, this Quarterly Report contains forward-looking statements, which are generally identifiable by use of the words “believes,” “expects,” “intends,” “anticipates,” “plans to,” “estimates,” “projects,” or similar expressions. These forward-looking statements represent Management’s belief as to the future of Vantone International Group, Inc. whether those beliefs become reality will depend on many factors that are not under Management’s control.  Many risks and uncertainties exist that could cause actual results to differ materially from those reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled “Risk Factors” contained in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2011. Readers are cautioned not to place undue reliance on these forward-looking statements. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements.

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

Results of Operations
THREE MONTHS ENDED JUNE 30, 2011 COMPARED TO THREE MONTHS ENDED JUNE 30, 2010

	For Three Months Ended June 30,		2011 Vs 2010
	2011	2010	Increase /(Decrease
	Unaudited	Unaudited

Revenues
Products sold	$12,448	$65,992	$(53,544)	-81%
Sales discount for products	(4,749)	-	(4,749)	-100%
Insurance service rendered	1,801	8,874	(7,073)	-80%
VIP membership fees	180,161	226,317	(46,156)	-20%
Network service fees	1,059	1,008	51	5%
Financing interest	350,985	-	350,985	100%
Total Revenues, Net	541,705	302,191	239,514	79%

Cost of Goods Sold
Products sold	4,465	31,530	(27,065)	-86%
Insurance service rendered	1,479	6,552	(5,073)	-77%
VIP membership cost	9,851	12,334	(2,483)	-20%
Network service cost	58	55	3	5%
Financing cost	19,655	-	19,655	100%
Total Cost of Goods Sold	35,508	50,471	(14,963)	-30%

Gross Profit	506,197	251,720	254,477	101%

Operating Expenses
Selling expenses	27,631	1,270	26,361	2076%
Bad debt recoveries	(13,342)	(90,841)	77,499	-85%
Provision for loan losses	66,225	-	66,225	100%
General and administrative expenses	327,787	242,183	85,604	35%
Total Operating Expenses	408,301	152,612	255,689	168%

Income From Operations	97,896	99,108	(1,212)	-1%

Other (Expenses) Income
Interest income, net	2,367	2,622	(255)	-10%
Other expenses, net	(44,394)	(106)	(44,288)	41781%
Total Other (Expenses) Income	(42,027)	2,516	(44,543)	-1770%

Income Before Taxes	55,869	101,624	(45,755)	-45%
Provision for Income Taxes	42,937	41,395	1,542	4%
Income Before Noncontrolling Interest	12,932	60,229	(47,297)	-79%

Less: Net loss attributable to the noncontrolling interest	(3,857)	(3,551)	(306)	9%

Net Income Attributable to Vantone International Group, Inc.	$16,789	$63,780	$(46,991)	-74%

Revenues

For the three months ended June 30, 2011, our revenues net were $541,705 as compared to $302,191 for the three months ended June 30, 2010, an increase of $239,514 or 79%. The primary reason for the increase in revenues resulted from the increase of financing interest income for the quarter ended June 30, 2011.

During that period, our revenue net from the sale of products (identified as “product sold” on our statements of operations) decrease from $65,992 in the three months ended June 30, 2010 to $7,699 (Sales were $12,448 and discount were $4,749) (1.42% of total revenue) for the three months ended June 30, 2011. This occurred because the Company closed the Vantone Online for the quarter ended June 30, 2011 and assisted a strategy company to design a VI logo and conduct the market research report and physical stores development report from April 2011 to July 2011.

Except for product sales, we also sold insurance products on the Vantone Online. Our insurance business remains insignificant.  For the three months ended June 30, 2011, our revenue from the sale of insurance policies (identified as “insurance service rendered” on our Statements of Operations) fell to $1,801 from $8,847 for three months ended June 30, 2010. The primary reason for the lack of vitality in our insurance business was that we focused on initiating the Vantone Insurance B2C Network as our point of entry into the national insurance market.  The complexity of developing this mode of insurance marketing, which is new to China, delayed the expansion of our insurance business. At present we are uncertain of the future development of our insurance business, although we expect that over the long term it will grow into a significant factor in our overall revenue.

In addition, VIP memberships fees were fell to $180,161 in revenue for the three months ended June 30, 2011 from $226,317 for the quarter ended June 30, 2010. The primary reason was primarily attribution to the fact that none of new memberships had been recruited for the quarter ended June 30, 2011, arising from closing the Vantone Online in this period. Since Network Service Memberships are permanent, we still recognized $1,059 as Network service membership for the quarter ended June 30, 2011.

Our revenues of financing interest is our new profit point, which are primarily driven by lending to individual consumers, and generate net interest income $350,985 for the three months ended June 30,2011. We had RMB 45,628,000 (equivalent to $ 7,059,410) in total loans outstanding as of June 30, 2011.

Cost of Goods Sold and Gross Profit

For the three months ended June 30, 2011, cost of goods sold amounted to $35,508 or 6.55% of net revenues as compared to cost of sales of $50,471 or 16.7% of net revenues for the three months ended June 30, 2010. Gross profit for the three months ended June 30, 2011 was $506,197 or 93.45% of total revenues, as compared to $251,720 or 83.30% of total revenues for the three months ended June 30, 2010. The gross margin increased primarily as a result that little cost involved in acquiring the VIP & Network Service Memberships fees and financing interest income, which were constituted 98.25% of total revenues

Operating Expenses

For the three months ended June 30, 2011, total operating expenses were $408,301 as compared to $152,612 for the three months ended June 30, 2010, an increase of $255,689 or 168%. The increase in total operating expenses was primarily due to an increase in selling and General & administrative expenses.  Selling expenses were immaterial for the three months ended June 30, 2011. General and administrative expenses were 35% higher than in the three months ended June 30, 2010. Moreover, we reversed a bad debt expense of $13,342 and $ 90,841based upon the significant collection in accounts receivable outstanding for three months ended June 30, 2011 and 2010, respectively. The provision for loan losses was $66,225 for the quarter ended June 30, 2011. Pursuant to the management's estimate, we adopted the allowance for loan losses at 1% of outstanding loan principal beginning October 2010. In order to reduce the risk, we increased the allowance rate for loan losses to 5% of the part of outstanding loans principal amount commencing from the quarter ended June 30, 2011.

Other Income

For the three months ended June 30, 2011, total other expenses amounted to $42,027 as compared to the other income of $2,516 for the three months ended June 30, 2010, an increase of $44,543. This increased for other expense was primarily attributable to the Company incurred the tax penalty expenses of RMB 301,544 (equivalent to $46,403) arising from the substandard invoices used by Kang Ping for the quarter ended June 30, 2011. No such expenses were made in the three months ended June 30, 2010.

Income Tax

Income taxes expense increased by $1,542 to $42,937 for the three months ended June 30, 2011 as compared to $41,395 for the three months ended June 30, 2010. This slight increase was primarily due to more income taxes expense incurred by Vantone Small Financing for the quarter ended June 30, 2011. However, income taxed expense had been significantly offset by the increase in taxes benefits in the current period. As a result, income taxes expense slightly increased for the quarter ended June 30, 2011 as compared to the same period in 2010.

Our business operates primarily in Chinese Renminbi (“RMB”), but we report our results in our SEC filings in U.S. Dollars.  The conversion of our accounts from RMB to Dollars will result in translation adjustments.  While our net income will be added to the retained earnings on our balance sheet; the translation adjustments will be added to a line item on our balance sheet labeled “accumulated other comprehensive income,” since they will be more reflective of changes in the relative values of U.S. and Chinese currencies than of the success of our business.  During the three months ended June 30, 2011, the effect of converting our financial results to Dollars was to add $ 200,127 to our accumulated other comprehensive income.

Liquidity and Capital Resources

Operating working capital (total current assets less total current liabilities) increased by $213,382 from $13,017,407 as of March 31, 2011 to $13,230,789 as of June 30, 2011. The increase was primarily as of result of an increase in prepayments and other current assets and a decrease in account payable and accrued expense for the quarter ended June 30, 2011. The ratio of current assets to current liabilities was 16.7:1.

The following is a summary of cash provided by or used in each of the indicated types of activities during the three months ended June 30, 2011 and 2010:

	For The Three Months Ended June 30,
	2011	2010
	(Unaudited)	(Unaudited)
Cash (Used in) provided by:
Operating Activities	$(19,459)	$859,339
Investing Activities	1,502,127	(4,018)
Financing Activities	(1,527,044)	-

Cash used in operating activities was $19,459 for the three months ended June 30, 2011 as compared to $859,339 provided by operating activities for the three months ended June 30, 2010. The decreased in cash provided by operating activities was primarily a result of collection in accounts receivable for the three months ended June 30, 2011.

Net cash provided by investing activities amounted to $1,502,127 for three months ended June 30, 2011 from $4,018 used in for the three months ended June 30, 2010. The increased in provided by cash was primarily attributable to the fact that we received the deposit of 10 million (equivalent to $1,527,044) from bank for the three months ended June 30, 2011, arising from a cash restricted transaction. Additional information is disclosed in Note 2 of the Company’s financial statements. No such transactions were made for the three months ended June 30, 2010.

Net cash used in financing activities amounted to $1,527,044 for the three months ended June 30, 2011 from $0 provided by for the three months ended June 30, 2010. The increase in cash used in financing activities was mainly due to the fact that Vantone Small Financing returned a loan of RMB 10 million (equivalent to $1,527,044) to bank for the three months ended June 30, 2011. Additional information is disclosed in Note 2 of the Company’s financial statements. No such transactions were made for the three months ended June 30, 2010.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Smaller reporting companies are not required to provide the information required by this item.

ITEM 4.  CONTROLS AND PROCEDURES

(a)  Evaluation of disclosure controls over financial reporting and procedures.

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

(b)  Changes in internal control over financial reporting.

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

ITEM 1.  LEGAL PROCEEDINGS

On  June 9, 2011, our subsidiary Vantone Small Financing filed a complaint in the Heping District Court of Shenyang City, China (the “Court”) against four individual borrowers, Shengli Liu, Yan Jing, Gengshe Bai and Pengcheng Chen (collectively, the “Individual Defendants”). We claim that the four Individual Defendants have breached their personal pledged loan agreements with Vantone Small Financing due to the non-repayment of the total principal of RMB6.7 million (USD $ 1,048,215). In the complaint, Vantone Small Financing requests the Court to grant the following relief: 1) The four Individuals Defendants must timely return the total principal  with interests due from due dates to payment and; 2) the Court shall award Vantone Small Financing any and all costs in connection with the this lawsuit, including but not limited to the attorney fees.

On August 4, 2011, a complaint was filed in the Huanggu District Court of Shenyang City, China (the “Court”) against Liaodong Island and Land and Resource of Liaoning. The lawsuit was brought by Vantone Yuan (the “Plaintiff”) against Liaodong Island and Land and Resource of Liaoning (Collectively, the “Defendants”). We claim that the Defendants breached the purchase agreement of the Building located at 28# KunShan West Road Apt A3, Shenyang City, China, with Vantone Yuan because the Defendants failed to assist Vantone Yuan to obtain the ownership title certification of the Building, after Vantone Yuan has duly performed the contractual obligations of full purchase payment under the above purchase agreement In the complaint, Plaintiff requests that the Court, the following relief: 1) the Defendants must timely transfer the ownership certification of the Building to the title of Plaintiff; 2) the Court shall award damages to Plaintiff due to delay to transfer the ownership certification of this building to Plaintiff, totaling to RMB38,183.60 (USD $ 5,908); and 3) the Court shall award Plaintiff costs in connection with the action.

ITEM 1A.RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

 None

ITEM 4. (REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit No.	Description
31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File (Form 10-Q for the quarterly period ended June 30, 2011 furnished in XBRL).

 * In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

VANTONE INTERNATIONAL GROUP, INC.
Date: August 22, 2011	By: /s/ Honggang Yu
Honggang Yu, Chief Executive Officer and Chief Financial Officer
(Duly Authorized Officer, Principal Exectuvie Officer and Principal Financial Officer)

Exhibit No.	Description
31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File(Form 10-Q for the quarterly period ended June 30, 2011 furnished in XBRL).

* In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.