Form 10-Q
period 2011-09-30
VANTONE INTERNATIONAL GROUP, INC.
filed 2011-11-18
CIK 1101423

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________

FORM 10-Q
_____________________

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2011

or

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ______to______

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class of Securities	Number of shares outstanding as of November 14, 2011
Common stock, par value $0.001 per share	30,001,000

TABLE OF CONTENTS

FORM 10-Q

September 30, 2011

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

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

Vantone International Group, Inc. and Subsidiaries Consolidated Balance Sheets

	September 30,2011	March 31, 2011
	(Unaudited)	(Audited)
Assets
Assets:
Current Assets
Cash and equivalents-non restricted	$2,834,146	$2,885,312
Cash- restricted	-	1,527,044
Accounts receivable, net of allowance
for doubtful amounts of $55,305and $67,157, respectively	499,855	604,413
Insurance commissions receivable	472	10,761
Interests receivable	200,144	25,418
Loans receivable	7,054,202	7,053,111
Less: Unearned income	-	(16,378)
Allowance for loan losses	(352,710)	(70,531)
Total loans receivable, net	6,701,492	6,966,202
Advanced to suppliers	11	45,784
Inventories	544,260	521,739
Advanced to stockholders/officers, net	2,477,673	2,435,135
Prepayments and other current assets	405,893	265,605
Deferred income tax assets-current	367,660	207,765
Total Current Assets	14,031,606	15,495,178

Property and Equipment - Net	702,582	1,805,034
Investment Properties-Net	1,064,378	-
Non-operating Property	1,270,427	1,238,549
Total Assets	17,068,993	18,538,761

Liabilities and Stockholders' Equity
Liabilities:
Current Liabilities
Loan payable	-	1,527,044
Accounts payable and accrued expenses	40,567	193,939
Customer deposits	4,956	4,831
Taxes payable	399,063	262,651
Deferred VIP membership revenue	-	248,387
Deferred network service revenue-current	4,311	4,203
Deferred rental income	97,849	-
Other current liabilities	262,890	236,716
Total Current Liabilities	809,636	2,477,771

Deferred Network Service Revenue-Noncurrent	24,790	26,270
Total Liabilities	834,426	2,504,041

Stockholders' Equity:
Vantone International Group Equity
Common stock - $0.001 par value, 100,000,000 shares
authorized, 30,001,000 shares
issued and outstanding, respectively	30,001	30,001
Additional paid-in capital	1,919,800	1,919,800
Reserve funds	877,446	865,816
Retained earnings	11,729,989	11,922,055
Accumulated other comprehensive income	1,631,789	1,242,641
Total Vantone International Group, Inc. Stockholders' Equity	16,189,025	15,980,313
Non-controlling Interest	45,542	54,407
Total Equity	16,234,567	16,034,720

Total Liabilities and Stockholders' Equity	$17,068,993	$18,538,761

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Vantone International Group, Inc. and Subsidiaries
Consolidated Statements of Operations

	For The Three Months Ended September 30,		For The Six Months Ended September 30,
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues
Products sold	$7,065	$1,497,448	$19,513	$1,563,440
Sales discount for products	(1,725)	-	(6,474)	-
Insurance service rendered	1,134	9,562	2,935	18,436
VIP membership fees	71,750	34,742	251,911	261,059
Network service fees	1,072	-	2,131	1,008
Financing interests	289,887	-	640,872	-
Total Revenues	369,183	1,541,752	910,888	1,843,943

Cost of Goods Sold
Products sold	1,524	556,281	5,989	587,811
Insurance service rendered	1,090	8,982	2,569	15,534
VIP membership cost	3,942	1,894	13,793	14,228
Network service cost	58	-	116	55
Financing cost	16,234	-	35,889	-
Total Cost of Goods Sold	22,848	567,157	58,356	617,628

Gross Profit	346,335	974,595	852,532	1,226,315

Operating Expenses
Selling expenses	12,772	4,127	40,403	5,397
Loss on disposal of fixed assets	576	2,677	576	2,677
Bad debt recoveries	(85)	(256,882)	(13,427)	(347,723)
Allowance for credit loans recoveries	210,982	-	277,207	-
General and administrative expenses	356,424	236,442	684,211	478,625
Total Operating Expenses	580,669	(13,636)	988,970	138,976

(Loss) Income From Operations	(234,334)	988,231	(136,438)	1,087,339

Other Income
Interest income, net	3,649	3,122	6,016	5,744
Other income (expenses), net	11,243	(4)	(33,151)	(110)
Total Other Income (Expenses)	14,892	3,118	(27,135)	5,634

(Loss) Income Before Taxes	(219,442)	991,349	(163,573)	1,092,973
Provision for Income Taxes	(17,209)	155,025	25,728	196,420
(Loss) Income Before Noncontrolling Interest	(202,233)	836,324	(189,301)	896,553

Less: Net loss attributable to the noncontrolling interest	(5,008)	(3,901)	(8,865)	(7,452)

Net (Loss) Income Attributable to Vantone International
Group, Inc.	$(197,225)	$840,225	$(180,436)	$904,005

Net (Loss) Income Per Common Share:
- Basic and Diluted	$(0.01)	$0.03	$(0.01)	$0.03

Weighted Common Shares Outstanding
- Basic and Diluted	30,001,000	29,971,000	30,001,000	29,971,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Vantone International Group, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income

	For The Six Months Ended September 30,
	2011	2010
	(Unaudited)	(Unaudited)
Net (Loss) Income Before Noncontrolling Interest	$(189,301)	$896,553
Other Comprehensive Income:
Foreign Currency Translation Adjustment	389,148	268,294
Total Comprehensive Income	$199,847	$1,164,847

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Vantone International Group Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	For The Six Months Ended September 30,
	2011	2010
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities
Net (Loss) Income	$(180,436)	$904,005
Adjustments to Reconcile Net Income to Net Cash
(Used in) Provided by Operating Activities
Bad debt adjustment	(13,427)	(347,723)
Provision for loan losses	277,207	-
Depreciation	86,398	83,939
Net loss attributable to noncontrolling interest	(8,865)	(7,452)
Deferred income tax benefits	(152,807)	(48,565)
Loss on inventories disposal	976	-
Loss on fix assets disposal	576	2,677
Changes in operating assets and liabilities:
Accounts receivable	130,340	3,461,759
Insurance commissions receivable	10,301	-
Interest receivable	(169,704)	-
Advanced to suppliers	45,773	(164,729)
Inventories	(9,840)	(188,465)
Prepayments and other current assets	(130,103)	2,880
Accounts payable and accrued expenses	(154,390)	(113,333)
Customer deposits	-	(480,010)
Taxes payable	126,399	289,302
Deferred VIP membership revenue	(248,387)	750,585
Other current liabilities	19,577	(2,933)
Deferred rental income	97,849	-
Deferred network service revenue	(2,102)	31,881
Net Cash (Used in) Provided by Operating Activities	(274,665)	4,173,818

Cash Flows From Investing Activities
Cash- restricted	1,527,044	-
Payment for purchase of property and equipment	(2,860)	(4,747)
Net increase in loans receivable	159,538	-
Net Cash Provided by (Used in) Investing Activities	1,683,722	(4,747)

Cash Flows From Financing Activities
Payment for loan payable	(1,527,044)	-
Net Cash Used in Financing Activities	(1,527,044)	-

Net (Decrease) Increase in Cash and Equivalents	(117,987)	4,169,071
Effect of Exchange Rate Changes on Cash	66,821	166,967
Cash and Equivalents at Beginning of Period	2,885,312	5,159,615
Cash and Equivalents at End of Period	2,834,146	9,495,653

Supplemental Disclosures of Cash Flow Information:
Interest paid	$32,053	$-
Income taxes paid	$3,089	$2,494

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Vantone International Group, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

1.	Basis of Presentation

a.	Interim Financial Statement

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

Effective on August 17, 2009, the name of the Company was changed from Senior Optician Service Inc. (“Senior Optician”) to Vantone International.

On May 14, 2009, Senior Optician acquired all of the outstanding capital stock of Vantone USA Inc. (“Vantone USA”)

Upon completion of the Share Exchange, there were 29,901,000 shares of Vantone International common stock issued and outstanding. On May 24, 2010, the Company issued additional100, 000 common shares in exchange for the Wilson Warrant. As of result, the Company had 30,001,000 common shares issued and outstanding as of September 30, 2011. The recapitalizations are described in further detail in Note 13 to the accompanying consolidated financial statements.

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

Vantone Small Financing

On September 27, 2010, in an attempt to expand the Company’s business in China, Vantone International formed a joint venture with Vantone Yuan that focuses on providing micro financing service to the clients in China. The joint venture operates under the name “Shenyang Heping District Vantone Small Financing Co., Ltd. (“Vantone Small Financing”)”. Vantone Small Financing has registered capital in amount of $10 million. Pursuant to this joint venture agreement, Vantone international and Vantone Yuan are required to contribute $7.07 million and $2.93 million within six  months from the received date of operation certificate, in order to own 70.7% and 29.3% of the joint venture, respectively. On March 29 2011, the Vantone Small Financing had been approved to extend the contribution period from six months to two years by Bureau of Foreign Trade and Economic Cooperation of Heping District Shenyang City. The registered term of operations is 10 years from September 27, 2010 to September 26, 2020. As of September 30, 2011, the actual capital of $2.93 million (equivalent to RMB 19,550,425) was contributed by Vantone Yuan on October 12, 2010.

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

Entrusted Management of Vantone Yuan

On April 1, 2007, Vantone Manufacturing signed three agreements (Entrusted Management Agreement, Proxy Agreement, and Purchase Option and Cooperation Agreement) with the shareholders of Shenyang Vantone Yuan Trading Co., Ltd. (“Vantone Yuan”).  Vantone Yuan is a private enterprise that was incorporated under the laws of LiaoNing Province.  It was incorporated under the name “Shenyang Tongbida Trading Co., Ltd.,” but adopted its current name on June 21, 2007.  The Entrusted Management Agreement stipulates that Vantone Manufacturing will enjoy all of the profits and bear all of the losses arising from the business of Vantone Yuan during Vantone Manufacturing’s management period. The effective terms of these agreements are ten years starting from April 1, 2007.  The terms may be extended by the written agreement among the parties upon the expiration of the agreement. By reason of the Entrusted Management Agreement and its ancillary agreements, Vantone Manufacturing is considered to be the primary beneficiary of the business of Vantone Yuan.  Therefore the financial statements of Vantone Yuan and its subsidiaries are required to be consolidated with the financial statements of Vantone Manufacturing, in accordance with accounting principles generally accepted in the United States (“US GAAP”).  See Note 14 for detailed information regarding the Entrusted Management Agreements. On October 12, 2011, Vantone Manufacturing entered into share transfer agreements (the “Transfer Agreements”) with the shareholders of Vantone Yuan.  The share transfer was approved by Shenyang Administration of Industry and Commerce on October 18, 2011, and the updated business certification of Vantone Yuan with the new stockholder’s name was issued at the same day. As a result, Vantone Yuan is our 100% wholly-owned subsidiary by then.  On October 18, 2011, we terminated the three agreements: Entrusted Management Agreement, Proxy Agreement, and Purchase Option and Cooperation Agreement. Additional information is disclosed in Note 18.

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

The Company’s fiscal year ends on March 31. The accompanying unaudited consolidated financial statements of operations and cash flows included activities for the six months ended September 30, 2011 and 2010, respectively.

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

The following rates are used in translating the RMB to the U.S. Dollar presentation disclosed in these unaudited consolidated financial statements for the six months ended September 30, 2011 and 2010, respectively.

		For The Six Months Ended September 30,
		2011		2010
Assets and liabilities	period ended rate of RMB	6.3843	/per USD	6.6912	/per USD

Revenue and expenses	average rate of RMB	6.4570	/per USD	6.7965	/per USD

g.	Accounts Receivable

Accounts receivable are recognized and carried at original invoice amount less allowance for any uncollectible amounts. The Company provides an allowance for doubtful accounts equal to the estimated losses that will be incurred in the collection of receivables. The estimated losses are based on a review of the current status of the existing receivables. The allowance for doubtful accounts for the six months ended September 30, 2011 and the fiscal year ended March 31, 2011 were $55,305 and $67,157, respectively.

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

Advertising costs are booked as expenses as incurred. The Company incurred $23,231 and $0 for the six months ended September 30, 2011 and 2010.

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

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, (“FIN 48”), codified in FASB ASC Topic 740, on January 1, 2007. As a result of the implementation of FIN 48, the Company made a comprehensive review of its portfolio of tax positions in accordance with recognition standards established by FIN 48, and the Company recognized no material adjustments to liabilities or stockholders’ equity. When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.  Interest associated with unrecognized tax benefits is classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of income. The adoption of FIN 48 did not have a material impact on the Company’s financial statements. On September 30, 2011 and March 31, 2011, the Company did not take any uncertain positions that would necessitate recording of tax related liability.

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

In June 2011, the FASB issued Accounting Standards Update (ASU) No.2011-05, “Comprehensive Income”. ASU No. 2011-05 amends the guidance with ASC Topic 220, “Comprehensive Income”, in this Update, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. In a single continuous statement, the entity is required to present the components of net income and total net income, the components of other comprehensive income and a total for other comprehensive income, along with the total of comprehensive income in that statement. In the two-statement approach, an entity is required to present components of net income and total net income in the statement of net income. The statement of other comprehensive income should immediately follow the statement of net income and include the components of other comprehensive income and a total for other comprehensive income, along with a total for comprehensive income.

Regardless of whether an entity chooses to present comprehensive income in a single continuous statement or in two separate but consecutive statements, the entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented.

The amendments in this Update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments do not change the option for an entity to present components of other comprehensive income either net of related tax effects or before related tax effects, with one amount shown for the aggregate income tax expense or benefit related to the total of other comprehensive income items. In both cases, the tax effect for each component must be disclosed in the notes to the financial statements or presented in the statement in which other comprehensive income is presented. The amendments do not affect how earnings per share is calculated or presented.

The amendments in this Update should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.

Early adoption is permitted, because compliance with the amendments is already permitted. The amendments do not require any transition disclosures. The Company will adopt these new disclosure requirements on its financial statements and notes in the years or interim periods beginning after December 15, 2011.

In May 2011, the FASB issued Accounting Standards Update (ASU) 2011-04, “Fair Value Measurement”. ASU 2011-04 amends the guidance with ASC Topic 822, “Fair Value Measurement”. The amendments in this Update change the wording used to describe the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. The amendments include the following:

1. Those that clarify the Board's intent about the application of existing fair value measurement and disclosure requirements

2. Those that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements.

In addition, to improve consistency in application across jurisdictions some changes in wording are necessary to ensure that U.S. GAAP and IFRS fair value measurement and disclosure requirements are described in the same way (for example, using the word shall rather than should to describe the requirements in U.S. GAAP). The amendments in this Update are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. The Company will adopt these new disclosure requirements on its financial statements and notes in the years or interim periods beginning after December 15, 2011.

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

3.	Accounts Receivable and Allowance for Doubtful Accounts

We generally adopted the deposit method when we sold the products to our customers. However, we provided to major customers with short term credit before March 31, 2010 for purchase the jade mattresses with regulated temperature spiked and bamboo fiber quilts from us to grasp the market opportunity and prompt our revenue, as of result that China experienced the coldest winter in fifty years during the winter in the year 2009. Therefore, it caused the significant increase in outstanding accounts receivable as of March 31, 2010. Whereas we collected actively the accounts receivable in the past eighteen months through our efforts, the outstanding accounts receivable balance as of September 30, 2011 was only accounted for 12.80% of the total account receivable incurred as of March 31, 2010. Since the remains amount of accounts receivable as of September 30, 2011 mostly resulted from four major customers who kept friendly and long-term cooperative relationship with us, the Company agreed to extend the credit to December 2011 to support their operation business.

The accounts receivable amounts included in the consolidated balance sheets as of September 30, 2011 and March 31, 2010 were as follows:

	September 30, 2011	March 31, 2011
	(Unaudited)	(Audited)
Distributors who had owed the Company more than
USD78,317 (equivalent to RMB 0.5 million)	$490,399	$660,881
Distributors or Customers who had owed the Company
equal or less than USD78,317 (equivalent to RMB 0.5 million)	64,761	10,689
Sub-total	555,160	671,570
Less: Allowance for doubtful accounts	55,305	67,157
Accounts receivable, net	$499,855	$604,413

As of September 30, 2011 and March 31, 2011 the gross amount of accounts receivable balance was $555,160 (equivalent to RMB 3,544,298) and $671,570 (equivalent to RMB 4,397,846), respectively.

The following is a summary of the status of allowance for doubtful accounts as of September 30, 2011 and 2010.

Period	Amount	Period	Amount
As of March 31, 2011	$67,157	As of March 31, 2010	$427,357
As of June 30, 2011	$54,628	As of June 30, 2010	$338,746
As of September 30, 2011	$55,305	As of September 30, 2010	$82,764

The Company uses the allowance method to estimate the uncollectible portion of its account receivables. Based on the percentage of outstanding receivable approach, the Company should record bad debt expense in the debit and the related credit to the allowance account at closing day. The Company maintains a reserve for uncollectible accounts of 10% of accounts receivable commencing from January 2010. As of September 30, 2011 and March 31, 2011 the allowance for doubtful accounts was $55,305 (equivalent to RMB 353,085) and $67,157 (equivalent to RMB 439,785) respectively.

Accounts receivable aging as of September 30, 2011 and March 31, 2011 consisted of the following:

	September 30, 2011	March 31, 2011
	(Unaudited)	(Audited)
More than 91 days and less than 180 days	$2,107	$-
More than 365days	553,053	671,570
Total	$555,160	$671,570

The Company’s accounts receivable with ages of more than 91 days and less than 180 days of $2,107 and more than 365 days of $553,053, as reflected in the table, was primarily attributable to the fact that the Company’s accounts receivable generated for the fiscal year ended March 31, 2010.

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

In order to encourage our borrowers to establish the franchise physical stores, the Company implemented a new policy beginning on April 12, 2011. Pursuant to this new policy, the loans may be applied for the extension to six months after due date, if the borrowers establish the franchise physical stores, and begin the operation business before October 31, 2011. In addition, such borrowers must submit a commitment letter, and agree to offset our losses by the profit generating from franchise physical stores, in the event that the defaults occur. For the extension loans, the principal and interest will be repaid at mature date with monthly rate of 1.95%. As of September 30, 2011, the total amount of $5,706,673 (equivalent to RMB 36,433,000) was extended.

Our goal is to set up 110 physical stores by the end of December 31, 2011. We adopted a preferential policy to encourage more new customers to open franchises with us, commencing from July 10, 2011. According to such preferential policy, the Company will provide a maximal amount of loans (equivalent to annual rental fee of six multiple if the borrowers set up the franchise physical stores located inside the second ring road of Shenyang, otherwise, to annual rental fee of five multiple) to our new borrowers for the period of five years with monthly interest rate of 0.8625%, if such borrowers intend to open franchise physical stores with us and satisfy our requirements, such as providing individual certification, long-term lease agreement and etc. In addition, such borrowers must agree to use the operation right of franchise physical stores as a pledge within five years. As of September 30, 2011, the total amount of $298,076 (equivalent to RMB 1,903,000) was loaned to such borrowers.

Except that, on June 9, 2011, Vantone Small Financing filed a complaint in the Heping District Court of Shenyang City, China (the "Court") against four individual borrowers, Shengli Liu, Yan Jing, Genshe Bai and Pengcheng Chen (collectively, the "Individual Defendant"). We claim that the four Individual Defendants have breached their personal pledged loan agreements with Vantone Small Financing due to the non-repayment of the total principal of RMB 6.7 million, or approximately $1,049,453. In the complaint, Vantone Small Financing requests the Court to grant the following relief: 1) The four Individual Defendants must timely return the total principal with interest due from due dates to payment and; 2) the Court shall award Vantone Small Financing any and all costs in connection with this lawsuit, including but not limited to the attorney fees. On September 1, 2011, the Court made the following ruling: 1) The four Individual Defendants must timely return the total principal with interests from due dates to payment date at rate of 1.62% per month, totaling to loans principal of total amount of RMB 6.7 million (or approximately $1,049,453) plus total interests; 2) The four Individual Defendants must pay the penalty interest from April 20, 2011 to September 30, 2011 at rate of 50% of 0.054% per day; 3) the Court shall award Vantone Small Financing any and all costs in connection with this lawsuit, including but not limited to the attorney fees, totaling to RMB 277,597 (or approximately $43,481). On September 29, 2011, the Court sent an assistance notice to Chang’an Branch, Xi’an Land and Resources, in order to assist to close down the two parcels of 15.586 Mu (equate to 10,390.667 square meters) land use right Xi’an Hanxin Science and Technology Co. Ltd, located in Beida village East Town Chang’an County.

The following table presents the details of the Company's loans receivable, net.

	Loan receivable	Allowance of loans losses	Unearned interest income	Total loans receivable
Outstanding, April 1, 2011	$7,053,111	$70,531	$16,378	$6,966,202
Increased	1,091	282,179	-	(281,088)
Decreased	-	-	16,378	(16,378)
Outstanding, September 30, 2011	$7,054,202	$352,710	$-	$6,701,492

The following is a summary of the status of allowance of loans losses as of September 30, 2011 and March 31, 2011:

Breakdown of loan principal	Loan principal as of 9/30/2011	Bad debt rate	Allowance of loans losses as of 9/30/2011	Loan principal as of 3/31/2011	Bad debt rate	Allowance of loans losses as of 3/31/2011
Expired loans	$1,049,453	5%	$52,473	$-	5%	$-
Extension loans	5,706,673	5%	285,334	-	5%	-
Unexpired loans	298,076	5%	14,903	7,053,111	1%	70,531
Total amount	$7,054,202		$352,710	$7,053,111		$70,531

Generally, the aging of extension loans refer to as less than one year, and the aging of unexpired loans generally refer to as less than six months.

Vantone Small Financing uses the allowance method to estimate the uncollectible portion of its loans principal. Based on analysis of loans principal aging, the Company should record a provision for loans losses in the debit and the related credit to the allowance account at closing day. The Company adopted an allowance at 1% of the unexpired loans principal amount for the fiscal year ended March 31, 2011.

For the six months ended September 30, 2011, the Company adopted an allowance at 5% of the unexpired loans principal amount, primarily due to the fact that such portion of loans were long term, and lent new borrowers as described above, which caused an increase in uncollectible risk .

In connection with extended maturity, the Company considered to enhance the uncollectible risk. As a result, the Company determined that the allowance at 5% of the extension loans principal amount was used for the six months ended September 30, 2011. In addition, the Company believes that the Company probably receives the overdue loans of $1,049,453 ending this lawsuit. Therefore, the Company used an allowance rate at 5% of this portion during the six months ended September 30, 2011.

5.	Inventories

Inventories as of September 30, 2011 and March 31, 2011 consisted of the following:

	September 30, 2011	March 31, 2011
	(Unaudited)	(Audited)
Raw materials	$81,821	$80,142
Finished goods	462,439	441,597
Total	$544,260	$521,739

Inventories turnover for the six months ended September 30, 2011 and 2010 consisted of the following:

	For The Six Months Ended September 30,
	2011	2010
	(Unaudited)	(Unaudited)
Inventory turnover	0.01	2.46

Cost of goods sold decreased enormously for the six months ended September 30, 2011 as compared to the same period in 2010. However, average inventories increased significantly in the six months ended September 30, 2011 as compared to the same period in 2010. As a result, the inventories turnover figure for the six months ended September 30, 2011 was obviously less than in the same period in 2010.

6.	Advanced to Stockholders/ Officers, Net

Amounts advanced to stockholders/officers are unsecured, non-interest bearing, and have no set repayment date. As of September 30, 2011 and March 31, 2011, the total net amounts of advanced to the stockholders/officers were $2,477,673 and $2,435,135, respectively. This represented the net amounts lent by the Company to stockholders/officers. All advances to Mr. Honggang Yu occurred before May 14, 2009, the “Share Exchange” date. The net amount different in advanced to stockholders/officers between September 30, 2011 and March 31, 2011 was merely caused by the currency exchange rate different between September 30, 2011 and March 31, 2011.

	September 30, 2011	March 31, 2011
	(Unaudited)	(Audited)
Mr. Honggang Yu	$2,477,673	$2,435,135
Total	$2,477,673	$2,435,135

7.	Property and Equipment-net

Property and equipment, less accumulated depreciation, consisted of the following:

	Estimated	September 30, 2011	March 31, 2011
	Life	(Unaudited)	(Audited)

Buildings	20	$754,398	$2,063,092
Vehicles	3-5	206,186	201,013
Equipments and office furniture	5	84,702	79,802
Software	3	45,687	44,541
Subtotal		1,090,973	2,388,448
Less: Accumulated depreciation		388,391	583,414
Total		$702,582	$1,805,034

Depreciation expenses charged to operations were $86,398 and $83,939 for the six months ended September 30, 2011 and 2010, respectively.

8.	Non-Operating Property

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

The Company (“Plaintiff”) has initiated a lawsuit against Land & Resource of Liaoning and Liaodong Island (collectively, the “Defendants”) in the Huanggu District Court, Shenyang City, China (the “Court”) on August 4, 2011, the Company believes Defendants have breached the purchase agreement of the Building located at 28# KunShan West Road Apt A3, Shenyang City, China, with Vantone Yuan because the Defendants failed to assist Vantone Yuan to obtain the ownership title certification of the Building, after Vantone Yuan has duly performed the contractual obligations of full purchase payment under the above purchase agreement In the complaint, Plaintiff requests that the Court, the following relief: 1) the Defendants must timely transfer the ownership certification of the Building to the title of Plaintiff; 2) the Court shall award damages to Plaintiff due to delay to transfer the ownership certification of this building to Plaintiff, totaling to RMB38,183.60 (USD $ 5,981); and 3) the Court shall award Plaintiff costs in connection with the action.  If the Plaintiff loses this lawsuit, Vantone Yuan may still use this building, and Vantone Yuan will delay to obtain the ownership certification of this building.

Moreover, in order to decorate this building, the Company has advanced the total amount of RMB 1,383,529 to Liaodong Island as of September 30, 2011. The Plaintiff did not demand for this amount of advanced costs for decoration of the Building against the Defendants. The Company expects to have its insurance operation business move to this Building after the interior decoration is completed within the year 2011. Due to the above lawsuit, there is no assurance that the Company can use this Building in year 2011. Since this Building is not used in any operating activity as of September 30, 2011, the Company does not include it in the depreciation as of September 30, 2011. The net amount different in non-operating property between September 30, 2011 and March 31, 2011 was merely caused by the currency exchange rate different between September 30, 2011 and March 31, 2011.

	September 30, 2011	March 31, 2011
	(Unaudited)	(Audited)

Non-Operation Buildings	$1,270,427	$1,238,549
Less: Accumulated depreciation	-	-
Total	$1,270,427	$1,238,549

9.	Investment Property

In May 2006, the major shareholder of Vantone Insurance invested a building with approximately 1,390 square meters to acquire the ownership of Vantone Insurance, which was located in #195 Zhong Shan Road, Sunshine Plaza 16 Floor, Heping District Shenyang City. In September 2007, Vantone Yuan purchased an office space with approximately 1,390 square meters located in the same district of Sunshine Plaza 17 Floor. The Company used these two floors as their executive office until May 2011.

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

As of September 30, 2011 and March 31, 2011, Investment Properties consisted of the following:

	Estimated	September 30, 2011	March 31, 2011
	Life	(Unaudited)	(Audited)
Buildings	20	$1,361,794	$-
Less: Accumulated depreciation		297,416	-
Total		$1,064,378	$-

10.	Taxes Payable

a.	Corporation Income Tax (“CIT”)

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

The deferred tax assets, current, in the accompanying balance sheet were $367,660 and $207,765 as of September 30 and March 31, 2011, respectively. There were no deferred tax liabilities as of September 30, 2011 and March 31, 2011. All of deferred tax assets were from Vantone Small Financing and Vantone Manufacturing, and Vantone Manufacturing’s variable interest entities in the PRC. The deferred tax assets primary resulted from tax credit carry forward and the bad debt allowance.

The components of the provisions for income taxes were as follows:

	For The Six Months Ended September 30,
	2011	2010
	(Unaudited)	(Unaudited)
Current	$178,535	$244,985
Deferred income tax benefits	(152,807)	(48,565)
Total	$25,728	$196,420

The following is a reconciliation of the statutory tax rate to the effective tax rate for the six months ended September 30, 2011 and 2010:

	For The Six Months Ended of September 30,
	2011	2010
	(Unaudited)	(Unaudited)
U.S. statutory corporate income tax rate	34%	34%
PRC tax rate difference	(9)%	(9)%
Net effect of tax exemption/non-taxable
income/non-deductible expenses	(41)%	(7)%
Effective tax rate	(16)%	18%

The tax effect of temporary differences that give rise to the Company’s deferred tax assets as of September 30, 2011 and March 31, 2011 were as follows:

	September 30, 2011	March 31, 2011
	(Unaudited)	(Audited)
Deferred income taxes assets :
Bad debt allowance	$88,178	$17,633
Loss carry forward	279,482	190,132
Total deferred income taxes assets - current	$367,660	$207,765

b.	Value Added Tax (“VAT”)

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

d.	Taxes Payable

As of September 30, 2011 and March 31, 2011, taxes payable consisted of the following:

	September 30, 2011	March 31, 2011
	(Unaudited)	(Audited)
Value-added taxes	$(86,797)	$(28,720)
Corporate income tax provision	472,778	287,889
Business taxes	10,998	(5,988)
Individual income tax withholdings	90	655
City construction, education, and other taxes	1,994	8,815
Total	$399,063	$262,651

11.	Deferred Revenue-VIP and Network

In April 2010, the Company established an insurance B2C e-commerce trade platform named “Vantone Insurance Online Shop” (“Vantone Online”). Once the customer register to our membership (it refers to VIP membership), it can enjoy more convenient service by Vantone Online. In general, we charge registration fee for one year. As a result, we recognized the partial amount as revenues and the rest of amount as “deferred VIP membership revenue” when we received registration fees. Hereafter we will record to revenue from “deferred VIP membership revenue” based on the service period. As of September 30, 2011 and March 31, 2011, the deferred VIP membership revenues were $0 and $248,387, respectively.

Further, the insurance agent registers to permanent membership. Pursuant to this condition, we recognized the partial amount as revenues and the rest of amount as “deferred network service revenue” when we received registration fees. Hereafter we will record to revenue from “deferred network service revenue” based on the service period from payment to expiration date of operations of Kang Ping Vantone. As of September 30, 2011, the deferred network service revenue-current and non-current were $4,311 and $24,790 respectively.

12.	Operating Lease Commitments

The Company leases certain office spaces under operating lease agreements. The rental expenses under operating leases were $19,997 and $18,247 for the six months ended September 30, 2011 and 2010, respectively. The following is a schedule of future minimum rental payments required under operating leases that had initial or remaining non-cancelable lease terms beyond September 30, 2011.

For The Fiscal Years Ending September 30,	Amount

2012	$46,911
2013	17,914
2014	12,080
2015	12,080
2016	9,060
Total minimum rental payments required	$98,045

13.	Stockholder’s Equity

a.	Common Stock

The Company is authorized to issue 100,000,000 shares of Common Stock, $.001 par value per share, of which 30,001,000 shares are outstanding and issued as of September 30, 2011.

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

In March 2008, the Company and Gregory M. Wilson agreed to exchange a common stock warrant for 800,000 shares issued to Mr. Wilson on March 31, 2006 for a new common stock purchase warrant (the “Wilson Warrant”).  The Wilson Warrant permitted Mr. Wilson to purchase 800,000 shares of the Company’s common stock for a price equal to the lesser of (a) fifty percent of the lowest closing bid price quoted between March 31, 2006 and the exercise date or (b) $0.02 1/2 . The Wilson Warrant could be exercised by payment in cash of the exercise price or by a cashless exercise procedure. In lieu of exercise, either Mr. Wilson or the Company could cause the Wilson Warrant to be exchanged for shares of the Company’s common stock, except that the Company could not cause the exchange to occur until it had filed an 8-K reporting that it has ceased to be a shell company.  The number of shares issuable in exchange for the Wilson Warrant would be the greater of (a) 100,000 or (b) 0.33% of the outstanding shares, and the foregoing ratio shall not be affected by any reverse split of the Company’s common.

On May 24, 2010, the Company issued 100,000 common shares in exchange for the Wilson Warrant.

Upon completion of the Share Exchange and warrant exchange, there were 30,001,000 shares of the Company’s common stock issued and outstanding as of September 30, 2011.

b.	Additional Paid-In Capital

The additional paid-in capital represents the excess of the aggregate fair value of the capital contributed over the par value of the stock issued. There was $1,919,800 and $1,919,800 additional paid-in capital as of September 30, 2011 and March 31, 2011, respectively.

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

The Company established and segregated in reserve funds an aggregate amount of $877,446 and $865,816 for the Statutory Surplus Reserve as of September 30, 2011 and March 31, 2011, respectively.

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

Entrusted Management Agreement:  In this agreement, the shareholders of Vantone Yuan entrusted Vantone Manufacturing to manage all assets and debts of Vantone Yuan. The term of this Entrusted Management Agreement shall be from April 1, 2007 to the earlier of the following:

1)	March 31, 2017,

2)	the winding up of Vantone Yuan,

3)	the termination date of this Entrusted Management Agreement to be determined by the parties, or

4)	the date on which Vantone Manufacturing completes the acquisition of Vantone Yuan.

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

On October 18, 2011, we terminated the three agreements: Entrusted Management Agreement, Proxy Agreement, and Purchase Option and Cooperation Agreement. Additional information is disclosed in Note 18.

15.	Segment Reporting

The Company engages in three types of business activities: daily commodities (including healthcare and beauty products, feminine hygiene products) sales, insurance agency service, and small financing service. In addition, the Company collects the VIP membership and network service fees from the clients who would like to enjoy the discount on the merchandises they purchased from the Company on line. Network service members not only can buy or/and sell the Company’s daily commodities, but also joints the Company as one of its insurance agent. The chief operating decision makers evaluate performance, make operating decisions, and allocate resources based on the separated type of business financial data. Gross profit, operating income, income from operations, and income taxes are allocated to specific business activities within the organization. In accordance with ASC 280 “Disclosures about Segments of an Enterprise and Related Information” the Company is considered to have three reportable segments. The Company is required to disclose certain information about profit or loss, total assets and liabilities and long-lived assets. Following is a summary of segment information for the six months ended September 30, 2011 and 2010:

	For The Six Months Ended September 30, 2011
	Products Sold	Insurance Agency	Financing Interest	Total
	and Related Service	Related Service	Related Service

Total assets	$9,010,916	$795,121	$7,262,956	$17,068,993
Total long - lived assets, net	$2,543,792	$491,548	$2,047	$3,037,387
Total liabilities	$422,842	$199,863	$211,721	$834,426

Net revenue from products sold	$13,039	$-	$-	$13,039
Revenue from Insurance service rendered	$-	$2,935	$-	$2,935
Revenue from financing interests	$-	$-	$640,872	$640,872
Revenue from membership fees	$251,911	$-	$-	$251,911
Revenue from network service fees	$2,131	$-	$-	$2,131
(Loss) Income from operations	$(274,544)	$(73,877)	$211,983	$(136,438)
Depreciation expenses	$69,380	$16,639	$379	$86,398
Bank interest income	$23,893	$143	$415	$24,451
Non-controlling interest	$-	$(8,865)	$-	$(8,865)
Income tax (benefits) expenses	$(29,263)	$(16,845)	$71,836	$25,728

	For The Six Months Ended September 30, 2010
	Products Sold and Related Service	Insurance Agency Related Service	Financing Interest Related Service	Total

Total assets	$15,940,357	$701,658	$-	$16,642,015
Total long - lived assets, net	$2,561,147	$501,243	$-	$3,062,390
Total liabilities	$1,799,188	$116,940	$-	$1,916,128

Net revenue from products sold	$1,563,440	$-	$-	$1,563,440
Revenue from Insurance service rendered	$-	$18,436	$-	$18,436
Revenue from financing interests	$-	$-	$-	$-
Revenue from membership fees	$261,059	$-	$-	$261,059
Revenue from network service fees	$-	$1,008	$-	$1,008
Income (Loss) from operations	$1,179,261	$(91,922)	$-	$1,087,339
Depreciation expenses	$67,599	$16,341	$-	$83,939
Bank interest income	$5,584	$160	$-	$5,744
Non-controlling interest	$-	$(7,452)	$-	$(7,452)
Income tax (benefits) expenses	$226,181	$(29,761)	$-	$196,420

(1)	Vantone Small Financing was established on September 27, 2010. Therefore, there were no financing services for the six months ended September 30, 2010.

16.	Concentrations of Business

a.	Major Customers

The following summarizes products sold to major customers (each 10% or more of total products sold):

			Percentage of
For The Six Months Ended September 30,	Sold to Major Customers	Number of Customers	Total Products Sold
2011	$6,735	3	51.65%
2010	$532,488	2	34.06%

The following summarizes insurance agency service fees received from major insurance company (each 10% or more of total insurance agency service fees received):

	Revenue from		Percentage of
For The Six Months Ended September 30,	Major Insurance Co.	Number of Insurance Co.	Total Service Rendered
2011	$2,935	3	100.00%
2010	$18,436	3	100.00%

None of the Company’s customers from Vantone Small Financing accounted for more than 10% of total revenue from small financing interest income for the six months ended September 30, 2011.

b.	Major Suppliers

The following summarizes raw materials and products purchased from major suppliers (each 10% or more of total raw material and products purchased):

	Purchased from		Percentage of
For The Six Months Ended September 30,	Major Suppliers	Number of Suppliers	Total Purchased
2011	$22,337	2	92.09%
2010	$749,700	5	98.25%

17.	Concentrations of Risks

Financial Risks:

The Company provides credit in the normal course of business. The Company performs ongoing credit evaluations of its customers and maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends, and other information.

Credit Risk Management

In 2009, the financial office of the Liaoning province in China released regulations governing the running of a small loan company in the province. (Document NO. 68) http://www.lnjrw.gov.cn/financal/jrb/xl.aspx?ID=910487a7ea5a4249b39b806f9e93a6d9&Code=014004003.  Pursuant to the 2009 regulations, a small loan business that operates in the Liaoning province must comply with the following requirements:

1.
Limitation of the capital source of a small loan company. The registered capital of a small loan company must come primarily from its shareholders, and the integrated capital cannot come from more than two banking and financial organizations. In addition, the integrated capital cannot be more than 50% of the company’s registered capital.

2.
Loan interest rate limitation.  The regulation also required the upper limit of the loan interest rate must not exceed the interest rate requirement of judicial departments. The lower limit of the loan interest rate must be at least 0.9 times the China Central Bank loan base rate.

If we fail to comply with these regulations we may not be able to operate our small loan business in the Liaoning province and our profitability may suffer.

Vantone Small Financing is an emerging non-financial corporation in China, but due to the Chinese economic growth slows down, aggravate of the inflation and influence of the prospective on rising the interest rate, if we can’t expand investment channel effectively for attracting more clients, our profitability is hard to forecast. Vantone Small Financing business may occur the risk which the principal and interest is unable to recover, it might affect our profitability. As of September 30, 2011, four borrowers had defaulted on its loan payments to us.

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

On October 12, 2011, our wholly-owned indirect subsidiary Shenyang Vantone Healthcare Products Manufacturing Co., Ltd. (“Vantone Manufacturing”) entered into share transfer agreements (the “Transfer Agreements”) with Honggang Yu and Jichun Li, respectively.  Such transfer was approved by Shenyang Administration of Industry and Commerce on October 18, 2011. Pursuant to the Transfer Agreements, Honggang Yu transferred 90% of the equity of Shenyang Vantone Yuan Trading Co., Ltd. (“Vantone Yuan”) to Vantone Manufacturing; and Mr. Jichun Li transferred 10% of the equity of Vantone Yuan to Vantone Manufacturing.  As a result of the two transfers Vantone Yuan is now our 100% wholly-owned indirect subsidiary.  Honggang Yu has served as our President, Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer since April 7, 2008.  Jichun Li has served as our Director and Vice President since May 14, 2009.  At our six months ended September 30, 2011, Mr. Yu and Mr. Li each owned 39.9% and 3.2%, respectively, of our common stock.  On October 18, 2011, we terminated the following three agreements:

(1)	Entrusted Management Agreement, dated April 1, 2007, among Honggang Yu, Zhang, Jichun Li, Shenyang Vantone Yuan Trading Co., Ltd. and Shenyang Vantone Healthcare Products Manufacturing Co., Ltd.;

(2)	Proxy Agreement, dated April 1, 2007, among Shenyang Vantone Healthcare Products Manufacturing Co., Ltd., Shenyang Vantone Yuan Trading Co., Ltd., Honggang Yu and Jichun Li; and

(3)	Purchase Option and Cooperation Agreement, dated April 1, 2007, among Honggang Yu, Jichun Li, Shenyang Vantone Yuan Trading Co., Ltd. and Shenyang Vantone Healthcare Products Manufacturing Co., Ltd.

These three agreements (the “Entrusted Management Agreements”) were terminated in connection with the entering into of the Transfer Agreements.  The Entrusted Management Agreements stipulated that Vantone Manufacturing will enjoy all of the profits and bear all of the losses arising from the business of Vantone Yuan during Vantone Manufacturing’s management period.  Pursuant to the terms of the Transfer Agreements, Vantone Yuan is now 100% wholly owned by Vantone Manufacturing, as a result of such direct ownership the Entrusted Management Agreements are no longer necessary.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should also be read in conjunction with our unaudited condensed consolidated financial statements and the notes to those financial statements appearing elsewhere in this Form 10-Q. The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 relating to future events or our future performance. Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this prospectus. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this report.

Overview

We operate as a diversified company in China, headquartered in Shenyang City. Our business consists of three primary segments: (i) the production and sales of water purification products, (ii) insurance agency service and (iii) small financing loans service. We also sell daily commodities, including health food, cosmetic skincare and women care products, etc. In 2010, we also sold electronic products.

From April 2007 to April 2010 we developed a sales network across China for our businesses, excluding our small loan business which was set up in September 2010.  During this time we established approximately 400 franchise stores, as well as branch offices in the Jilin and Heilongjiang Provinces. Through our sales network, we distributed approximately 70 different products, ranging from daily commodities such as health food and products, cosmetics and skincare products, vitamins, water filters, bamboo fiber products, jade mattresses with regulated temperature control, appliances, kitchenware, and insurance products.  In April 2010, we closed our 400 franchise stores and primarily operated our business through our website Vantone Online. At this time we encourage customers to open franchises with us. All members who registered as VIP members on Vantone Online could apply to open a merchandise franchise, and the members who meet insurance agent qualifications could also apply to open up an insurance franchise. We not only provided small loans for members to support their business, but also provided online order services and online payment services on Vantone Online. The members who opened a merchandise or insurance franchise with us receive professional training and instructions before they could operate the franchises. For the fiscal year ended March 31, 2011, we also allowed members to publicize their franchise stores on our website. Simultaneously, we decided to significantly change our business model to accommodate online orders and e-payment.

In April 2011, in order to increase our sales volume, and satisfy our customers’ demands, we made the decision to open physical store locations in China. In April 2011, we retained a strategy company to design our VI logo, create a market analysis report, and conduct strategic development of our franchised owned stores.  Currently, we have stopped selling our products through our Vantone online website and stopped online member registration. Customers are now only able to make orders and purchase our products at our physical store locations, where they can also view samples of our products. By the end of October 2011, we have set up eighteen physical stores in the Liaoning province. Today our website is only be used for advertising our products and to provide information for our customers and our physical store locations

In order to increase the number of customers that visit our franchise stores, we intend to provide convenience services in the future, such as credit card payment services, telephone and cell phone prepaid services, travel agency services, traffic penalty payment services, water and electric bill payment services and IC card prepaid services, etc. We plan to start such convenience services commencing in the near future.

Results of Operations

Results of Operations for the Three Months Ended September 30, 2011 as Compared to the Three Months Ended September 30, 2010

	For The Three Months Ended September 30,		2011 Vs 2010
	2011	2010	Increase /(Decrease)
Revenues
Products sold	$7,065	$1,497,448	$(1,490,383)	-100%
Sales discount for products	(1,725)	-	(1,725)	100%
Insurance service rendered	1,134	9,562	(8,428)	-88%
VIP membership fees	71,750	34,742	37,008	107%
Network service fees	1,072	-	1,072	100%
Financing interest	289,887	-	289,887	100%
Total Revenues, Net	369,183	1,541,752	(1,172,569)	-76%

Cost of Goods Sold
Products sold	1,524	556,281	(554,757)	-100%
Insurance service rendered	1,090	8,982	(7,892)	-88%
VIP membership cost	3,942	1,894	2,048	108%
Network service cost	58	-	58	100%
Financing cost	16,234	-	16,234	100%
Total Cost of Goods Sold	22,848	567,157	(544,309)	-96%

Gross Profit	346,335	974,595	(628,260)	-64%

Operating Expenses
Selling expenses	12,772	4,127	8,645	209%
Loss on disposal of fixed assets	576	2,677	(2,101)	-78%
Bad debt recoveries	(85)	(256,882)	256,797	-100%
Provision for loan losses	210,982	-	210,982	100%
General and administrative expenses	356,424	236,442	119,982	51%
Total Operating Expenses	580,669	(13,636)	594,305	-4358%

(Loss) Income From Operations	(234,334)	988,231	(1,222,565)	-124%

Other Income
Interest income, net	3,649	3,122	527	17%
Other income (expenses ), net	11,243	(4)	11,247	-281175%
Total Other Income	14,892	3,118	11,774	378%

(Loss) Income Before Taxes	(219,442)	991,349	(1,210,791)	-122%
Provision for Income Taxes	(17,209)	155,025	(172,234)	-111%
(Loss) Income Before Noncontrolling Interest	(202,233)	836,324	(1,038,557)	-124%

Less: Net loss attributable to the noncontrolling interest	(5,008)	(3,901)	(1,107)	28%

Net (Loss) Income Attributable to Vantone International
Group, Inc.	$(197,225)	$840,225	$(1,037,450)	-123%

Revenues

For the three months ended September 30, 2011, our revenues, net were $369,183 as compared to $1,541,752 for the three months ended September 30, 2010, a decrease of $1,172,569 or76%. The primary reason for the decrease in revenues resulted from the decrease of products sold income for the three months ended September 30, 2011 as compared to the same period in 2010.

During that period, our revenue net from the sale of products (identified as “product sold” on our statements of operations) decreased from $1,497,448 in the three months ended September 30, 2010 to $5,340 (Sales were $7,065 and discount were $1,725) (1.45% of total revenue) for the three months ended September 30, 2011. This occurred because the Company closed the Vantone Online website for the three months ended September 30, 2011.

Except for product sales, we also sold insurance products. Our insurance business remains insignificant.  For the three months ended September 30, 2011, our revenue from the sale of insurance services (identified as “insurance service rendered” on our Statements of Operations) fell to $1,134 from $9,562 for three months ended September 30, 2010. The primary reason for the lack of vitality in our insurance business was that we focused on initiating the Vantone Insurance B2C Network as our point of entry into the national insurance market.  The complexity of developing this mode of insurance marketing, which is new to China, delayed the expansion of our insurance business. At present we are uncertain of the future development of our insurance business, although we expect that over the long term it will grow into a significant factor in our overall revenue.

In addition, VIP membership fees increased to $71,750 in revenue for the three months ended September 30, 2011 from $34,742 for the three months ended September 30, 2010. Despite the fact that none of our new memberships were recruited for the three months ended September 30, 2011, arising from closing the Vantone Online in this period, we still realized more VIP membership fees during this quarter through our VIP members last fiscal year. Since Network Service Memberships are permanent, we still recognized $1,072 as Network service memberships for the three months ended September 30, 2011.

Our revenues of financing interest is our new profit point, which is primarily driven by lending to individual consumers, and generated net interest income of $289,887 for the three months ended September 30,2011. We had RMB 45,036,000 (equivalent to $7,054,202) in total loans outstanding as of September 30, 2011.

Cost of Goods Sold and Gross Profit

For the three months ended September 30, 2011, cost of goods sold amounted to $22,848 or 6.19% of net revenues as compared to cost of sales of $567,157 or 36.79% of net revenues for the three months ended September 30, 2010. Gross profit for the three months ended September 30, 2011 was $346,335 or 93.81% of total revenues, as compared to $974,595 or 63.21% of total revenues for the three months ended September 30, 2010. The gross margin increased primarily as a result that little cost is involved in acquiring the VIP & Network Service Memberships fees and financing interest income, which constituted 98.55% of total revenues.

Operating Expenses

For the three months ended September 30, 2011, total operating expenses were $580,669 as compared to $13,636 income for the three months ended September 30, 2010, an increase of $594,305 or 4358%. The increase in total operating expenses was primarily due to an increase in selling, provision for loan losses and General & administrative expenses.  The increase in Selling expenses were primarily due to an increased in advertising costs associated with the establishment of franchise physical stores for the three months ended September 30, 2011. General and administrative expenses were 51% higher than in the three months ended September 30, 2010. The increase in general and administrative was mainly due to an increase in employee salaries, related to employee insurances, and management costs of Vantone Small Financing for the three months ended September 30, 2011. Moreover, we reversed a bad debt expense of $256,882 based upon the significant collection in accounts receivable outstanding for three months ended September 30, 2010. The provision for loan losses was $210,982 for the three months ended September 30, 2011. Pursuant to the management's estimate, we adopted the allowance for loan losses at 1% of outstanding loan principal beginning October 2010. In order to reduce the risk, we increased the allowance rate for loan losses to 5% of outstanding loans principal amount for the three months ended September 30, 2011.

Other Income

For the three months ended September 30, 2011, total other income amounted to $14,892 as compared to $3,118 for the three months ended September 30, 2010, an increase of $11,774. This increased in other income was primarily attributable to the fact that the Company realized the rental income amount of RMB 285,266 (equivalent to $44,179) for the three months ended September 30, 2011.

Income Tax

Income taxes expense decreased by $172,234 to income tax benefit of $17,209 for the three months ended September 30, 2011 as compared to $155,025 for the three months ended September 30, 2010. This decrease was primarily due to the fact that our PRC subsidiaries incurred more losses for the three months ended September 30, 2011. Although Vantone Small Financing and Kang Ping realized profit during this quarter, it had been offset fully by those losses incurred our other subsidiaries for the three months ended September 30, 2011. As a result, income taxes expenses significantly reduced during this quarter ended September 30, 2011.

Results of Operations for the Six Months Ended September 30, 2011 as Compared to the Six Months Ended September 30, 2010.

	For The Six Months Ended September 30,		2011 Vs 2010
	2011	2010	Increase /(Decrease)
Revenues
Products sold	$19,513	$1,563,440	$(1,543,927)	-99%
Sales discount for products	(6,474)	-	(6,474)	-100%
Insurance service rendered	2,935	18,436	(15,501)	-84%
VIP membership fees	251,911	261,059	(9,148)	-4%
Network service fees	2,131	1,008	1,123	111%
Financing interest	640,872	-	640,872	100%
Total Revenues, Net	910,888	1,843,943	(933,055)	-51%

Cost of Goods Sold
Products sold	5,989	587,811	(581,822)	-99%
Insurance service rendered	2,569	15,534	(12,965)	-83%
VIP membership cost	13,793	14,228	(435)	-3%
Network service cost	116	55	61	111%
Financing cost	35,889	-	35,889	100%
Total Cost of Goods Sold	58,356	617,628	(559,272)	-91%

Gross Profit	852,532	1,226,315	(373,783)	-30%

Operating Expenses
Selling expenses	40,403	5,397	35,006	649%
Loss on disposal of fixed assets	576	2,677	(2,101)	-78%
Bad debt recoveries	(13,427)	(347,723)	334,296	-96%
Provision for loan losses	277,207	-	277,207	100%
General and administrative expenses	684,211	478,625	205,586	43%
Total Operating Expenses	988,970	138,976	849,994	612%

(Loss) Income From Operations	(136,438)	1,087,339	(1,223,777)	-113%

Other Income
Interest income, net	6,016	5,744	272	5%
Other expenses, net	(33,151)	(110)	(33,041)	30037%
Total Other (Expenses) Income	(27,135)	5,634	(32,769)	-582%

(Loss) Income Before Taxes	(163,573)	1,092,973	(1,256,546)	-115%
Provision for Income Taxes	25,728	196,420	(170,692)	-87%
(Loss) Income Before Noncontrolling Interest	(189,301)	896,553	(1,085,854)	-121%

Less: Net loss attributable to the noncontrolling interest	(8,865)	(7,452)	(1,413)	19%

Net (Loss) Income Attributable to Vantone International
Group, Inc.	$(180,436)	$904,005	$(1,084,441)	-120%

Revenues

For the six months ended September 30, 2011, our revenues, net were $910,888 as compared to $1,843,943 for the six months ended September 30, 2010, a decrease of $ 933,055 or 51%. The decrease in revenues was primarily attributable to the fact that the revenues arising from product sales reduced significantly for the six months ended September 30, 2011 as compare to the same period in 2010.

During that period, our revenue net from the sale of products (identified as “product sold” on our statements of operations) decreased from $1,563,440 in the six months ended September 30, 2010 to $13,039 (Sales were $19,513 and discount were $6,474) (1.43% of total revenue) for the six months ended September 30, 2011. This occurred because the Company closed the Vantone Online website for the six months ended September 30, 2011 and retained a strategy company to design a VI logo and conduct the market research report and create a physical store development report from April 2011 to July 2011. In addition, we spent more time assisting our customers to open franchise stores for the quarter ended September 30, 2011. This caused a significant decrease in product sales for the six months ended September 30, 2011 compare to the same period in 2010.

Except for product sales, our insurance business remains insignificant.  For the six months ended September 30, 2011, our revenue from the sale of insurance policies (identified as “insurance service rendered” on our Statements of Operations) fell to $2,935 from $18,436 for six months ended September 30, 2010. The primary reason for the lack of vitality in our insurance business was that we focused on initiating the Vantone Insurance B2C Network as our point of entry into the national insurance market.  The complexity of developing this mode of insurance marketing, which is new to China, delayed the expansion of our insurance business. At present we are uncertain of the future development of our insurance business, although we expect that over the long term it will grow into a significant factor in our overall revenue.

In addition, VIP memberships fees were fell to $251,911 in revenue for the six months ended September 30, 2011 from $261,059 for the six months ended September 30, 2010. The primary reason was primarily attribution to the fact that none of new memberships had been recruited for the six months ended September 30, 2011, arising from closing the Vantone Online in this period. Since Network Service Memberships are permanent, we still recognized $2,131 as Network service membership for the six months ended September 30, 2011.

Our revenues of financing interest is our new profit point, which are primarily driven by lending to individual consumers, and generate net interest income $640,872 for the six months ended September 30,2011. We had RMB 45,036,000 (equivalent to $7,054,202) in total loans outstanding as of September 30, 2011.

Cost of Goods Sold and Gross Profit

For the six months ended September 30, 2011, cost of goods sold amounted to $58,356 or 6.41% of net revenues as compared to cost of sales of $617,628 or 33.49% of net revenues for the six months ended September 30, 2010. The decrease in cost for the six months ended September 30, 2011 was primarily due to the decrease in product sold for the six months ended September 30, 2011. Gross profit for the six months ended September 30, 2011 was $852,532 or 93.59% of total revenues, as compared to $1,226,315 or 66.51% of total revenues for the six months ended September 30, 2010. The gross margin increased primarily as a result that we realized high gross margins arising from the service rendered of VIP & Network Service Memberships fees and financing interest income for the six months ended September 30, 2011 which were constituted 98.57% of total revenues .

Operating Expenses

For the six months ended September 30, 2011, total operating expenses were $988,970 as compared to $138,976 for the six months ended September 30, 2010, an increase of $849,994 or 612%. The increase in total operating expenses was primarily due to an increase in selling expenses, provision for loan losses and General & administrative expenses. Selling expenses were $40,403 as compared to $5,397 for the six months ended September 30, 2010 an increase of 35,006 or 649% the increases due to an increased in advertising costs associated with the establishment franchise physical stores for the six months ended September 30, 2011. General and administrative expenses were 43% higher than in the six months ended September 30, 2010. The increase in general and administrative was mainly due to an increase in employee salaries, related to employee insurances, and management costs of Vantone Small Financing for the six months ended September 30, 2011. Moreover, we reversed a bad debt expense of $13,427 and $347,723 based upon the significant collection in accounts receivable outstanding for six months ended September 30, 2011 and 2010, respectively. The provision for loan losses was $277,207 for the six months ended September 30, 2011. Pursuant to the management's estimate, we adopted the allowance for loan losses at 1% of outstanding loan principal beginning October 2010. In order to reduce the risk, we increased the allowance rate for loan losses to 5% of the part of outstanding loans principal amount commencing from the six months ended September 30, 2011.

Other Income

For the six months ended September 30, 2011, total other expenses amounted to $27,135 as compared to the other income of $5,634 for the six months ended September 30, 2010, an increase of $32,769. This increased for other expense was primarily attributable to the Company incurred the tax penalty expenses of RMB 301,544 (equivalent to $46,700) arising from the substandard invoices used by Kang Ping for the six months ended September 30, 2011. No such expenses were made in the six months ended September 30, 2010.

Income Tax

Income taxes expense decreased by $170,692 to $25,728 for the six months ended September 30, 2011 as compared to $196,420 for the six months ended September 30, 2010. This decrease was primarily due to more income taxes expense incurred by Kang Ping and Vantone Small Financing for the six months ended September 30, 2011.

Our business operates primarily in Chinese Renminbi (“RMB”), but we report our results in our SEC filings in U.S. Dollars.  The conversion of our accounts from RMB to Dollars will result in translation adjustments.  While our net income will be added to the retained earnings on our balance sheet; the translation adjustments will be added to a line item on our balance sheet labeled “accumulated other comprehensive income,” since they will be more reflective of changes in the relative values of U.S. and Chinese currencies than of the success of our business.  During the six months ended September 30, 2011, the effect of converting our financial results to Dollars was to add $389,148 to our accumulated other comprehensive income.

Liquidity and Capital Resources

Operating working capital (total current assets less total current liabilities) increased by $204,563 from $13,017,407 as of March 31, 2011 to $13,221,970 as of September 30, 2011. The increase was primarily as of result of an increase in interests receivable, prepayments and other current assets and a decrease in account payable and accrued expense and deferred VIP membership revenue for the six months ended September 30, 2011. The ratio of current assets to current liabilities was 17.33:1.

The following is a summary of cash provided by or used in each of the indicated types of activities during the six months ended September 30, 2011 and 2010:

	For The Six Months Ended September 30,
	2011	2010
	(Unaudited)	(Unaudited)
Cash (Used in) provided by:
Operating Activities	(274,665)	4,173,818
Investing Activities	1,683,722	(4,747)
Financing Activities	(1,527,044)	-

Cash used in operating activities was $274,665 for the six months ended September 30, 2011 as compared to $4,173,818 provided by operating activities for the six months ended September 30, 2010. The decreased in cash provided by operating activities was primarily a result of significantly decreased of operating income and collation in accounts receivable for the six months ended September 30, 2011.

Net cash provided by investing activities amounted to $1,683,722 for six months ended September 30, 2011 from $4,747 used in for the six months ended September 30, 2010. The increased in provided by cash was primarily attributable to the fact that we received the deposit of 10 million (equivalent to $1,527,044) from bank for the six months ended September 30, 2011, arising from a cash restricted transaction. Additional information is disclosed in Note 2 of the Company’s financial statements. No such transactions were made for the six months ended September 30, 2010. In addition, we lent principal of 1.9 million to individual customers to develop our small financing loans business for the six months ended September 30, 2011.

Net cash used in financing activities amounted to $1,527,044 for the six months ended September 30, 2011 from $0 provided by for the six months ended September 30, 2010. The increase in cash used in financing activities was mainly due to the fact that Vantone Small Financing returned a loan of RMB 10 million (equivalent to $1,527,044) to bank for the six months ended September 30, 2011. Additional information is disclosed in Note 2 of the Company’s financial statements. No such transactions were made for the six months ended September 30, 2010.

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

(a)
Evaluation of disclosure controls and procedures. Our disclosure controls and procedures are designed to ensure (i) that information required to be disclosed by us in the reports we file or submit under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms; and (ii) that information required to be disclosed by us in the reports it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of September 30, 2011 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level.

(b)
Changes in internal control over financial reporting. During the period covered by this report, there was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

On June 9, 2011, Vantone Small Financing filed a complaint in the Heping District Court of Shenyang City, China against four individual borrowers, Shengli Liu, Yan Jing, Genshe Bai and Pengcheng Chen. We claim that the defendants have breached their personal pledged loan agreements with Vantone Small Financing due to the non-repayment of the total principal of RMB 6.7 million, or approximately $1,049,453). In the complaint, Vantone Small Financing requests the court to grant the following relief: 1) The defendants must timely return the total principal with interest due from due dates to payment and; 2) the court shall award Vantone Small Financing any and all costs in connection with the this lawsuit, including but not limited to the attorney fees.

On August 4, 2011, Vantone Yuan filed a complaint in the Huanggu District Court of Shenyang City, China against Liaodong Island and Land and Resource of Liaoning. We claim that the defendants breached the purchase agreement among Vantone Yuan and the defendants because the defendants failed to assist Vantone Yuan in obtaining the ownership title certification of the purchased property, after Vantone Yuan has duly performed the contractual obligations of full payment pursuant to the purchase agreement In the complaint, we requested the following relief: 1) the defendants must timely transfer the ownership certification of the property to Vantone Yuan; 2) the court shall award damages to the plaintiff due to delay in transferring the ownership certification of the property to the plaintiff, totaling to RMB 38,183.60, or approximately $5,981; and 3) the court shall award the plaintiff costs in connection with the action.

On September 1, 2011, the Court made the following ruling: 1) The four Individuals Defendants must timely return the total principal with interests from due dates to payment date at rate of 1.62% per month, totaling to loans principal of total amount of RMB 6.7 million (or approximately $1,049,453) plus total interests; 2) The four Individuals Defendants must pay the penalty interest from April 20, 2011 to September 1, 2011 at rate of 50% of 0.054% per day; 3) the Court shall award Vantone Small Financing any and all costs in connection with this lawsuit, including but not limited to the attorney fees, totaling to RMB 277,597 (or approximately $43,481).

On September 29, 2011, the Court sent an assistance notice to Chang’an Branch, Xi’an Land and Resources, in order to assist to close down the two parcels of 15.586 Mu (equate to 10,380.276 square meters) land use right Xi’an Hanxin Science and Technology Co. Ltd, located in Beida village East Town Chang’an County.

Item 1A.	Risk Factors.

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	(Removed and Reserved).

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Description
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

VANTONE INTERNATIONAL GROUP, INC.

Date: November 18, 2011	By:	/s/ Honggang Yu
Honggang Yu
Chief Executive Officer and Chief Financial Officer
(Duly Authorized Officer, Principal Executive Officer and Principal Accounting Officer)