Form 10-Q
period 2011-12-31
VANTONE INTERNATIONAL GROUP, INC.
filed 2012-02-21
CIK 1101423

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_____________________

FORM 10-Q
_____________________

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended December 31, 2011

or

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.

Class of Securities	Number of shares outstanding as of February 14, 2012
Common stock, par value $0.001 per share	30,001,000

TABLE OF CONTENTS

FORM 10-Q

December 31, 2011

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

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

Vantone International Group, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31, 2011	March 31, 2011
	(Unaudited)	(Unaudited)
Assets
Assets:
Current Assets
Cash and equivalents-non restricted	$2,434,425	$2,885,312
Cash - restricted	-	1,527,044
Accounts receivable, net of allowance
for doubtful amounts of $0 and $67,157, respectively	2,133	604,413
Insurance commissions receivable	867	10,761
Interests receivable	551,280	25,418
Loans receivable	7,229,141	7,053,111
Less: Unearned income	-	(16,378)
Allowance for loan losses	(361,457)	(70,531)
Total loans receivable, net	6,867,684	6,966,202
Advanced to suppliers	9	45,784
Inventories	530,198	521,739
Advanced to stockholders/officers, net	-	2,435,135
Prepayments for decoration building	219,413	211,271
Prepayments and other current assets	175,227	54,334
Deferred income tax assets-current	414,105	207,765
Total Current Assets	11,195,341	15,495,178

Property and Equipment - Net	679,902	1,805,034
Investment Properties-Net	1,061,289	-
Non-Operating Property	1,286,281	1,238,549
Total Assets	14,222,813	18,538,761

Liabilities and Stockholders' Equity
Liabilities:
Current Liabilities
Loan payable	-	1,527,044
Accounts payable and accrued expenses	26,136	193,939
Customer deposits	2,827	4,831
Taxes payable	440,804	262,651
Loan from stockholders/officers, net	38,439	-
Deferred VIP membership revenue	-	248,387
Deferred network service revenue-current	4,365	4,203
Deferred rental income	62,594	-
Other current liabilities	238,257	236,716
Total Current Liabilities	813,422	2,477,771

Deferred Network Service Revenue-Noncurrent	24,008	26,270
Total Liabilities	837,430	2,504,041

Stockholders' Equity:
Vantone International Group Equity
Common stock - $0.001 par value, 100,000,000 shares
authorized, 30,001,000 shares
issued and outstanding, respectively	30,001	30,001
Additional paid-in capital	(738,290)	1,919,800
Reserve funds	894,842	865,816
Retained earnings	11,840,466	11,922,055
Accumulated other comprehensive income	1,313,555	1,242,641
Total Vantone International Group, Inc. Stockholders' Equity	13,340,574	15,980,313
Non-controlling Interest	44,809	54,407
Total Equity	13,385,383	16,034,720

Total Liabilities and Stockholders' Equity	$14,222,813	$18,538,761

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Vantone International Group, Inc. and Subsidiaries
Consolidated Statements of Operations

	For The Three Months Ended December 31,		For The Nine Months Ended December 31,
	2011	2010	2011	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues
Products sold	$16,981	$1,290,537	$36,494	$3,206,455
Sales discount for products	(33)	(608,535)	(6,507)	(961,013)
Insurance service rendered	3,361	4,737	6,296	23,173
VIP membership fees	1,315	253,785	253,226	514,844
Network service fees	1,083	1,031	3,214	2,039
Financing interests	362,196	40,896	1,003,068	40,896
Total Revenues	384,903	982,451	1,295,791	2,826,394

Cost of Goods Sold
Products sold	33,850	243,719	39,839	831,530
Insurance service rendered	1,742	2,287	4,311	17,821
VIP membership cost	72	13,852	13,865	28,080
Network service cost	59	56	175	111
Financing cost	20,283	2,150	56,172	2,150
Total Cost of Goods Sold	56,006	262,064	114,362	879,692

Gross Profit	328,897	720,387	1,181,429	1,946,702

Operating Expenses
Selling expenses	7,920	6,063	48,323	11,460
Loss on disposal of fixed assets	3,292	-	3,868	2,677
Bad debt recoveries	(55,038)	(2,442)	(68,465)	(350,165)
Allowance for credit loans	5,713	16,592	282,920	16,592
General and administrative expenses	319,110	375,885	1,003,321	854,510
Total Operating Expenses	280,997	396,098	1,269,967	535,074

Income (Loss) From Operations	47,900	324,289	(88,538)	1,411,628

Other Income
Interest income, net	3,289	4,520	9,305	10,264
Other income (expenses ), net	71,097	-	37,946	(110)
Total Other Income	74,386	4,520	47,251	10,154

Income (Loss) Before Taxes	122,286	328,809	(41,287)	1,421,782
Provision for Income Taxes	(4,854)	159,220	20,874	355,640
Income (Loss) Before Noncontrolling Interest	127,140	169,589	(62,161)	1,066,142

Less: Net loss attributable to the noncontrolling interest	(733)	(4,016)	(9,598)	(11,468)

Net Income (Loss) Attributable to Vantone International
Group, Inc.	$127,873	$173,605	$(52,563)	$1,077,610

Net Income (Loss) Per Common Share:
- Basic and Diluted	$0.004	$0.01	$(0.002)	$0.04

Weighted Common Shares Outstanding
- Basic and Diluted	30,001,000	29,981,370	30,001,000	29,981,370

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Vantone International Group, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income

	For The Nine Months Ended December 31,
	2011	2010
	(Unaudited)	(Unaudited)
Net (Loss) Income Before Noncontrolling Interest	$(62,161)	$1,066,142
Other Comprehensive Income:
Foreign Currency Translation Adjustment	70,914	450,754
Total Comprehensive Income	$8,753	$1,516,896

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Vantone International Group Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	For The Nine months Ended December 31,
	2011	2010
	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities
Net (Loss) Income	$(52,563)	$1,077,610
Adjustments to Reconcile Net Income to Net Cash
Provided by Operating Activities
Bad debt adjustment	(67,157)	(350,165)
Provision for loan losses	282,920	16,592
Depreciation	128,739	127,556
Net loss attributable to noncontrolling interest	(9,598)	(11,468)
Deferred income tax benefits	(194,693)	(45,422)
Loss on inventories disposal	818	-
Loss on fix assets disposal	3,868	2,677
Changes in operating assets and liabilities:
Accounts receivable	669,516	3,462,269
Insurance commissions receivable	9,926	1,202
Interest receivable	(505,405)	(3,092)
Advanced to suppliers	45,775	(176,446)
Inventories	10,235	(318,302)
Prepayments and other current assets	(114,391)	3,843
Accounts payable and accrued expenses	(168,773)	(110,246)
Insurance commissions payable	-	67
Customer deposits	(2,109)	(541,549)
Taxes payable	161,795	(168,998)
Deferred VIP membership revenue	(248,387)	503,919
Other current liabilities	(7,300)	6,388
Deferred rental income	62,594	-
Deferred network service revenue	(3,153)	31,267
Net Cash Provided by Operating Activities	2,657	3,507,702

Cash Flows From Investing Activities
Cash- restricted	1,527,044	-
Payment for purchase of property and equipment	(1,690)	(20,543)
Net increase in loans receivable	75,856	(1,636,148)
Net Cash Provided by (Used in) Investing Activities	1,601,210	(1,656,691)

Cash Flows From Financing Activities
Payment to shareholder for subsidiary acquisition	(634,358)	-
Payment for loan payable	(1,527,044)	-
Net Cash Used in Financing Activities	(2,161,402)	-

Net (Decrease) Increase in Cash and Equivalents	(557,533)	1,851,011
Effect of Exchange Rate Changes on Cash	106,646	260,822
Cash and Equivalents at Beginning of Period	2,885,312	5,159,615
Cash and Equivalents at End of Period	$2,434,425	$7,271,448

Supplemental Disclosures of Cash Flow Information:
Interest paid	$32,453	$-
Income taxes paid	$16,105	$255,988
Supplemental Schedule of Non-cash Investing Activities:
Offset debt by shareholder to acquire net assets of its subsidiary	$2,537,431	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Vantone International Group, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements

1.	Basis of Presentation

a.	Interim Financial Statement

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

Effective on August 17, 2009, the name of the Company was changed from Senior Optician Service Inc. (“Senior Optician”) to Vantone International.

On May 14, 2009, Senior Optician acquired all of the outstanding capital stock of Vantone USA Inc. (“Vantone USA”)

Upon completion of the Share Exchange, there were 29,901,000 shares of Vantone International common stock issued and outstanding. On May 24, 2010, the Company issued additional 100, 000 common shares in exchange for the Wilson Warrant. As of result, the Company had 30,001,000 common shares issued and outstanding as of December 31, 2011. The recapitalizations are described in further detail in Note12 to the accompanying consolidated financial statements.

Vantone USA was incorporated under the laws of Nevada on December 5, 2007. It is a holding company that has owned 100% of the equity in Shenyang Vantone Healthcare Products Manufacturing Co., Ltd. (“Vantone Manufacturing”) since July 14, 2008. Most of Vantone International’s activities are conducted through its wholly own subsidiary, Shenyang Heping District Vantone Small Loan Financing Co., Ltd. (“Vantone Small Financing”), Vantone Manufacturing, and Vantone Manufacturing’s subsidiaries in the PRC.

Vantone International, Vantone USA, Vantone Small Financing, Vantone Manufacturing, and all of Vantone Manufacturing’s subsidiaries listed below will be called “the Company” in the accompanying consolidated financial statements.

Vantone Small Financing

On September 27, 2010, in an attempt to expand the Company’s business in China, Vantone International formed a joint venture with Vantone Yuan that focuses on providing micro financing service to the clients in China. The joint venture operates under the name “Shenyang Heping District Vantone Small Financing Co., Ltd. (“Vantone Small Financing”)”. Vantone Small Financing has registered capital in amount of $10 million. Pursuant to this joint venture agreement, Vantone international and Vantone Yuan are required to contribute $7.07 million and $2.93 million within six  months from the received date of operation certificate, in order to own 70.7% and 29.3% of the joint venture, respectively. On March 29 2011, the Vantone Small Financing had been approved to extend the contribution period from six months to two years by Bureau of Foreign Trade and Economic Cooperation of Heping District Shenyang City. The registered term of operations is 10 years from September 27, 2010 to September 26, 2020. As of December 31, 2011, the actual capital of $2.93 million (equivalent to RMB 19,550,425) was contributed by Vantone Yuan on October 12, 2010. Vantone Small Financing’s operation certificate has expired on December 26, 2011. The renewal business license can’t be approved by Shenyang Administration for Industry and Commerce, because Vantone International has not actually contributed its registered capital. The management actively negotiated with the relevant authorities at present.

Vantone Manufacturing and Subsidiaries

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

Shenyang Vantone Yuan Trading Co., Ltd. (“Vantone Yuan”) was incorporated under the laws of the PRC. It was incorporated under the name Shenyang Tongbida Trading Co., Ltd., but adopted its current name on June 21, 2007. Until October 2011, through contractual agreements, Vantone Manufacturing enjoyed all of the profits and bore all of the losses arising from the business of Vantone Yuan during Vantone Manufacturing’s management period.

On October 12, 2011, Vantone Manufacturing entered into share transfer agreements (the “Transfer Agreements”) with Honggang Yu and Jichun Li, respectively.  Such transfer was approved by Shenyang Administration of Industry and Commerce on October 18, 2011. Pursuant to the Transfer Agreements, Honggang Yu transferred 90% of the equity of Vantone Yuan to Vantone Manufacturing; and Mr. Jichun Li transferred 10% of the equity of Vantone Yuan to Vantone Manufacturing.  As a result of the two transfers Vantone Yuan is now our 100% wholly-owned subsidiary.

On October 18, 2011, we also terminated the following three agreements:

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

These three agreements (the “Entrusted Management Agreements”) were terminated in connection with the entering into of the Transfer Agreements.  The Entrusted Management Agreements stipulated that Vantone Manufacturing will enjoy all of the profits and bear all of the losses arising from the business of Vantone Yuan during Vantone Manufacturing’s management period.  Pursuant to the terms of the Transfer Agreements, Vantone Yuan Trading is now 100% wholly owned by Vantone Manufacturing. As a result of such direct ownership, the Entrusted Management Agreements are no longer necessary. Additional information is disclosed in Note 13.

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

The Company’s fiscal year ends on March 31. The accompanying unaudited consolidated financial statements of operations and cash flows included activities for the nine months ended December 31, 2011 and 2010, respectively.

d.	Principle of Consolidation

The accompanying unaudited consolidated financial statements present the financial position, results of operations and cash flows of the Company and all entities in which the Company has a controlling voting interest. The unaudited consolidated financial statements also include the accounts of any variable interest entities in which the Company is considered to be the primary beneficiary and such entities are required to be consolidated in accordance with accounting principles generally accepted in the United States (“US GAAP”). These unaudited consolidated financial statements include the financial statements of Vantone International, Vantone USA, Vantone Small Financing, Vantone Manufacturing, and Vantone Manufacturing’s subsidiaries. All significant intercompany transactions and balances are eliminated in consolidation.

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

The following rates are used in translating the RMB to the U.S. Dollar presentation disclosed in these unaudited consolidated financial statements for the nine months ended December 31, 2011 and 2010, respectively.

		For The Nine Months Ended December 31,
		2011		2010
Assets and liabilities	period ended rate of RMB	6.3056	/per USD	6.6023	/per USD

Revenue and expenses	average rate of RMB	6.4235	/per USD	6.7491	/per USD

g.	Accounts Receivable

Accounts receivable are recognized and carried at original invoice amount less allowance for any uncollectible amounts. The Company provides an allowance for doubtful accounts equal to the estimated losses that will be incurred in the collection of receivables. The estimated losses are based on a review of the current status of the existing receivables. The allowance for doubtful accounts for the nine months ended December 31, 2011 and the fiscal year ended March 31, 2011 were $0 and $67,157, respectively.

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

Products revenue represents the invoiced value of goods sold recognized upon the delivery of goods to customers, net of allowance for estimated returns, when both title and risk of loss transfer to the customer, provided that no significant obligations remain. Sales transactions for the products are generally accounted for using the deposit method. Under the deposit method, payments received from the customers are recorded as customer deposits. The customer deposit is decreased when products revenue is realized. Revenue is represented net of value added taxes (“VAT”) for the sales revenue from PRC subsidiaries.

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

Advertising costs are booked as expenses as incurred. The Company incurred $23,352 and $0 for the nine months ended December 31, 2011 and 2010.

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

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, (“FIN 48”), codified in FASB ASC Topic 740, on January 1, 2007. As a result of the implementation of FIN 48, the Company made a comprehensive review of its portfolio of tax positions in accordance with recognition standards established by FIN 48, and the Company recognized no material adjustments to liabilities or stockholders’ equity. When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.  Interest associated with unrecognized tax benefits is classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of income. The adoption of FIN 48 did not have a material impact on the Company’s financial statements. On December 31, 2011 and March 31, 2011, the Company did not take any uncertain positions that would necessitate recording of tax related liability.

m.	Reclassifications

Certain amounts reflected in the consolidated financial statements for the fiscal year ended March 31, 2011 have been reclassified to conform to the presentation for the nine months ended December 31, 2011.

n.	Segment Reporting

ASC 280, Disclosure about Segments of an Enterprise and Related Information, requires disclosure of reportable segments used by management for making operating decisions and assessing performance. Reportable segments are categorized by products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company. ASC 280 has effect on the Company’s financial statements. The Company generated four categories of revenues: products sold, commission received for insurance agency business, membership fees collected from members and Financing interest. See segment reporting spreadsheet on Note 14.

o.	Recent Accounting Pronouncements

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

In an attempt to better expand our small financing loans business and prompt the availability of external fund, Vantone Small Financing plan to make profits margins between low cost loans of bank and high lending to our customers. In order to keep friend relationship with China CITIC Bank and conveniently obtain the loans from China CITIC Bank in the near future, on January 27, 2011, Vantone Yuan entered into an entrusted loan agreement with China CITIC Bank Shenyang Branch (“China CITIC Bank”). At the same time, Vantone Small Financing also signed a loan agreement with China CITIC Bank. Pursuant to two agreements, Vantone Yuan must deposit the total amount of RMB 10 million into a special bank account that is restricted to be used only for lending and repayment loans. Simultaneously, China CITIC Bank lent such amount of RMB10 million to Vantone Small Financing at annual rate of 4.815% commencing January 27, 2011 and ending June 29, 2011. In the event that Vantone Small Financing does not return this loan to China CITIC Bank for three months after due day, the amount of RMB 10 million deposited into special bank account will be hold by China CITIC Bank. As a result, cash restricted and loan payable of RMB 10 million (equivalent to $1,527,044) were represented as of March 31, 2011, respectively. As stated in the agreement, Vantone Small Financing repaid this loan of RMB 10 million (equivalent to $1,527,044) to China CITIC Bank on June 29, 2011. Concurrent with this transaction completion, the deposit of RMB10 million was fully returned to Vantone Yuan by China CITIC Bank at the same day.

3.	Loans Receivable, Net

Vantone Small Financing was established on September 27, 2010. It accepted its first loans transaction in October 2010, and started its business by providing micro financing service to the clients in China. In general, the Company considers historical credit losses, performance, economic and etc when the Company provides the loans to unrelated third parties. In order to reduce its risk, in prior period , the Company sometimes withheld the full amount of loan interests before release the rest of principal loans amount to the borrowers, and these withhold interests income have been recorded as “unearned income”. In additional, the term of the loans is usually no longer than six months for the individuals.

In order to encourage our borrowers to establish the franchise physical stores, the Company implemented a policy beginning on April 12, 2011. Pursuant to this policy, the loans may be applied for the extension to six months after due date, if the borrowers establish the franchise physical stores, and begin the operation business before October 31, 2011. In addition, such borrowers must submit a commitment letter, and agree to offset our losses by the profit generating from franchise physical stores, in the event that the defaults occur. For the extension loans, the principal and interest will be repaid at mature date with monthly rate of 1.95%. However, such borrowers encountered many matters during the course of establishment franchise physical stores, including site selection of franchise physical stores, application for business certification and tax registration certification, decoration those stores and so on.  They will spend longer time from preparation establishment the store to actual operation business.  In addition, we intend to set up high qualities’ franchise physical stores. It has taken us longer to supervise site selection and decoration of those stores, train franchisee and so on. As a result, our goal with respect to the establishment franchise physical stores was not achieved as of December 31, 2011. We still intend to continue our strategy of opening up physical store locations in China.  Considering the long-term development and to promote such borrowers to actively open stores, the Company adopted a new policy beginning on November 16, 2011. Pursuant to this policy, the Company agreed that such borrowers may again apply for the extension, if such borrowers continue to open stores and operate business before December 31, 2012. Such principal and interest will be repaid at mature date with monthly rate of 0.8625%. Once such borrowers breach the agreement, the interest rate will be increased to 1.95%. As of December 31, 2011, the total amount of $5,528,745 (equivalent to RMB 34,862,000) was extended.

Commencing July 10, 2011and ending to December 27, 2011we adopted a preferential policy to encourage more new customers to open franchises with us. According to such preferential policy, the Company provide a maximal amount of loans (equivalent to annual rental fee of six multiple if the borrowers set up the franchise physical stores located inside the second ring road of Shenyang, otherwise, to annual rental fee of five multiple) to our new borrowers for the period of five years with monthly interest rate of 0.8625%, if such borrowers intend to open franchise physical stores with us and satisfy our requirements, such as providing individual certification, long-term lease agreement and etc. In addition, such borrowers must agree to use the operation right of franchise physical stores as a pledge within five years. As of December 31, 2011, the total amount of $637,847 (equivalent to RMB 4,022,000) was loaned to such borrowers.

Except that, on June 9, 2011, Vantone Small Financing filed a complaint in the Heping District Court of Shenyang City, China (the "Court") against four individual borrowers, Shengli Liu, Yan Jing, Genshe Bai and Pengcheng Chen (collectively, the "Individual Defendant"). We claim that the four Individual Defendants have breached their personal pledged loan agreements with Vantone Small Financing due to the non-repayment of the total principal of RMB 6.7 million, or approximately $1,062,549. In the complaint, Vantone Small Financing requests the Court to grant the following relief: 1) The four Individual Defendants must timely return the total principal with interest due from due dates to payment and; 2) the Court shall award Vantone Small Financing any and all costs in connection with this lawsuit, including but not limited to the attorney fees. On September 1, 2011, the Court made the following ruling: 1) The four Individual Defendants must timely return the total principal with interests from due dates to payment date at rate of 1.62% per month, totaling to loans principal of total amount of RMB 6.7 million (or approximately $1,062,549) plus total interests; 2) The four Individual Defendants must pay the penalty interest from April 20, 2011 to December 31, 2011 at rate of 50% of 0.054% per day; 3) the Court shall award Vantone Small Financing any and all costs in connection with this lawsuit, including but not limited to the attorney fees, totaling to  RMB 523,331 (or approximately $82,995). On September 29, 2011, the Court sent an assistance notice to Chang’an Branch, Xi’an Land and Resources, in order to assist to close down the two parcels of 15.586 Mu (equate to 10,390.667 square meters) land use right Xi’an Hanxin Science and Technology Co. Ltd, located in Beida village East Town Chang’an County.

The following table presents the details of the Company's loans receivable, net.

	Loan receivable	Allowance of loans losses	Unearned interest income	Total loans receivable
Outstanding, April 1, 2011	$7,324,929	$73,249	$17,010	$7,234,670
Increased	637,847	301,994	-	335,853
Decreased	733,635	13,786	17,010	702,839
Outstanding, December 31,2011	$7,229,141	$361,457	$-	$6,867,684

The following is a summary of the status of allowance of loans losses as of December 31, 2011 and March 31, 2011:

Breakdown of loan principal	Loan principal as of 12/31/2011	Bad debt rate	Allowance of loans losses as of 12/31/2011	Loan principal as of 3/31/2011	Bad debt rate	Allowance of loans losses as of 3/31/2011
Expired loans	$1,062,549	5%	$53,127	$-	5%	$-
Extension loans	5,528,745	5%	276,437	-	5%	-
Unexpired loans	637,847	5%	31,892	7,053,111	1%	70,531
Total Loans receivable	$7,229,141		$361,457	$7,053,111		$70,531

Expired loans refer to the loans of RMB 6.7 million to four individual borrowers as described below. Unexpired loans refer to the loans which are full within the agreement period, and none of the loans have been applied for the extension.

Generally, the aging of extension loans refer to as less than two years, and the aging of unexpired loans generally refer to as less than five years.

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

For the nine months ended December 31, 2011, the Company adopted an allowance at 5% of the unexpired loans principal amount, primarily due to the fact that such portion of loans were long term, and lent to new borrowers as described above, which caused an increase in uncollectible risk .

In connection with extended maturity, the Company considered to enhance the uncollectible risk. As a result, the Company determined that the allowance at 5% of the extension loans principal amount was used for the nine months ended December 31, 2011. In addition, the Company believes that the Company probably receives the overdue loans of $1,062,549 ending this lawsuit. Therefore, the Company used an allowance rate at 5% of this portion during the nine months ended December 31, 2011.

4.	Inventories

Inventories as of December 31, 2011 and March 31, 2011 consisted of the following:

	December 31, 2011	March 31, 2011
	(Unaudited)	(Audited)
Raw materials	$86,914	$80,142
Finished goods	443,284	441,597
Total	$530,198	$521,739

Inventories turnover for the nine months ended December 31, 2011 and 2010 consisted of the following:

	For The Nine months Ended December 31,
	2011	2010
	(Unaudited)	(Unaudited)
Inventory turnover	0.08	2.70

Cost of goods sold decreased enormously for the nine months ended December 31, 2011 as compared to the same period in 2010 mainly due to the fact that the Company stopped selling products through the Vantone online website and prepared to open the franchise physical store, commencing April 2011. However, average inventories increased significantly in the nine months ended December 31, 2011 as compared to the same period in 2010. Therefore, the inventories turnover figure for the nine months ended December 31, 2011 was obviously less than the figure in the same period of 2010.

5.	Advanced to and loan from Stockholders/ Officers, Net

Amounts advanced to and loan from stockholders/officers are unsecured, non-interest bearing, and have no set repayment date. As of March 31, 2011, the total net amounts of advanced to the stockholders/officers were $2,435,135. Significant amount of these advances to Mr. Honggang Yu occurred before May 14, 2009, the “Share Exchange” date.  Pursuant to the purchase agreement between Mr. Honggang Yu and Vantone Manufacturing in October 2011, Vantone Manufacturing shall pay approximately $2,854,610 (equivalent to RMB 18 million) to Mr. Honggang Yu, majority stockholders of Vantone Yuan, in order to acquire 90% of ownership of Vantone Yuan from him. After fulfilled this agreement and certain cash paid by the Company, the Company still owes Mr. Honggang Yu approximately $38,439 as of December 31, 2011.

	December 31, 2011	March 31, 2011
	(Unaudited)	(Audited)
Mr. Honggang Yu	$(38,439)	$2,435,135
Total	$(38,439)	$2,435,135

6.	Property and Equipment-net

Property and equipment, less accumulated depreciation, consisted of the following:

	Estimated	December 31, 2011	March 31, 2011
	Life	(Unaudited)	(Audited)
Buildings	20	$763,813	$2,063,092
Vehicles	3-5	208,760	201,013
Equipments and office furniture	5	61,539	79,802
Software	3	50,201	44,541
Subtotal		1,084,313	2,388,448
Less: Accumulated depreciation		404,411	583,414
Total		$679,902	$1,805,034

Depreciation expenses charged to operations were $80,521 and $127,556 for the nine months ended December 31, 2011 and 2010, respectively.

7.	Prepayments for decoration building and Non-Operating Property

In January, 2011, Vanton Yuan entered into a Purchase Agreement (the “Agreement”) with Liaodong Island Real Estate Development Co., Ltd (“Liaodong Island”) and Department of Land and Resources of Liaoning (“Land and Resource of Liaoning”) to acquire the ownership certificate of the building located at 28# KunShan West Road Apt A3, Shenyang City, China, which is near by the North Train station of Shenyang with approximately 1,800 square meters construction space (the “Building”). This Building was originally developed by Liaodong Island and Land and Resource of Liaoning. Vantone Yuan possesses the purchase amount payment invoice of purchasing the Building from Liaodong Island under the fully executed purchase agreement entered into between Vantone Yuan, Liaodong Island and Land and Resources of Liaoning. However, it was found that this Building was originally owned by Land and Resource of Liaoning after the completion of construction. According to the regulations in PRC, Vantone Yuan must submit the application to Shenyang Real Estate Trading Center to transfer the ownership certification of this Building from Land and Resource of Liaoning to Vantone Yuan. Since Liaodong Island and Land and Resources of Liaoning failed to perform their respective contractual obligations under the above Agreement, the title of invoice was not issued in accordance with ownership of this Building, Vantone Yuan cannot acquire the ownership certificate of this Building. Despite the fact that Vantone Yuan actively negotiated with the relevant parties and signed the Purchase Agreement of this Building with Land and Resource of Liaoning in January 2011, the Land and Resource of Liaoning has  not provide the invoice to Vantone Yuan.

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

Moreover, in order to decorate this building, the Company has advanced the total amount of RMB 1,383,529 (or approximately $219,413) to Liaodong Island as of December 31, 2011. The Plaintiff did not demand for this amount of advanced costs for decoration of the Building against the Defendants. The Company expects to have its insurance operation business move to this Building after the interior decoration is completed within the year 2012. Due to the above lawsuit, there is no assurance that the Company can use this Building in year 2012. Since this Building is not used in any operating activity as of December 31, 2011, the Company does not include it in the depreciation as of December 31, 2012. The net amount different in non-operating property between December 31, 2011 and March 31, 2011 was merely caused by the currency exchange rate different between December 31, 2011 and March 31, 2011.

	December 31, 2011	March 31, 2011
	(Unaudited)	(Audited)
Non-Operation Buildings	$1,286,281	$1,238,549
Less: Accumulated depreciation	-	-
Total	$1,286,281	$1,238,549

8.	Investment Property

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

In June 2011, Vantone Insurance leases its floor space (16 floor of Sunshine Plaza) of about 1,390 square meters for RMB 695,000 per year to an unrelated party. The term of this lease agreement was for two years from June 1, 2011 to May 30, 2013. In addition, Vantone Yuan leases its floor space (17 floor of Sunshine Plaza)  of about 530 square meters for RMB 265,000 every year from June 1, 2010 to May 30, 2013 and space of about 655 square meters for RMB294,750 per year commencing July 20, 2011 and ending July 19, 2013, respectively. These two floors space were recorded as our properties at cost and depreciation of properties were computed by using the straight-line method over the estimated useful lives before June 2011. According to the requirement for GAAP accounting treatment, the Company reclassified these lease floor spaces as investment property since June 2011.

As of December 31, 2011 and March 31, 2011, Investment Properties consisted of the following:

	Estimated	December 31, 2011	March 31, 2011
	Life	(Unaudited)	(Audited)
Buildings	20	$1,378,789	$-
Less: Accumulated depreciation		317,500	-
Total		$1,061,289	$-

Depreciation expenses charged to operations were $48,218 and $0 for the nine months ended December 31, 2011 and 2010, respectively.

9.	Taxes Payable

a.	Corporation Income Tax (“CIT”)

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

In accordance with the relevant PRC tax laws and regulations, Vantone Manufacturing is subject to CIT at 27% and 25% tax rate before, on and after January 1, 2008, respectively. However, on April 14, 2010, in accordance with the relevant tax laws and regulations of the PRC, Vantone Manufacturing was approved by PRC Tax Authority, and is entitled to full exemption from CIT for two years starting from January 1, 2008, and a 50% reduction in CIT for the next three years, As a result, Vantone Manufacturing was entitled to a full exemption from CIT for the years 2008 and 2009. Commencing January 2010, Vantone Manufacturing began to be charged CIT at a 12.5% rate, half of regular CIT rate 25%.

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

On December 22, 2011 Kang Ping was approved for cancellation of national tax registration by Liaoning KangPing National and Local Tax Bureau.

The deferred tax assets, current, in the accompanying balance sheet were $414,105 and $207,765 as of December 31 and March 31, 2011, respectively. There were no deferred tax liabilities as of December 31, 2011 and March 31, 2011. All of deferred tax assets were from Vantone Small Financing and Vantone Manufacturing, and Vantone Manufacturing’s subsidiaries in the PRC. The deferred tax assets primary resulted from tax credit carry forward and the bad debt allowance.

The components of the provisions for income taxes were as follows:

	For The Nine months Ended December 31,
	2011	2010
	(Unaudited)	(Unaudited)
Current	$215,567	$401,062
Deferred income tax benefits	(194,693)	(45,422)
Total	$20,874	$355,640

The following is a reconciliation of the statutory tax rate to the effective tax rate for the nine months ended December 31, 2011 and 2010:

	For The Nine months Ended December 31,
	2011	2010
	(Unaudited)	(Unaudited)
U.S. statutory corporate income tax rate	34%	34%
PRC tax rate difference	-9%	-9%
Net effect of tax exemption/non-taxable
income/non-deductible expenses	-76%	-
Effective tax rate	-51%	25%

The tax effect of temporary differences that give rise to the Company’s deferred tax assets as of December 31, 2011 and March 31, 2011 were as follows:
	December 31, 2011	March 31, 2011
	(Unaudited)	(Audited)
Deferred income taxes assets :
Bad debt allowance	$90,364	$17,633
Loss carryforward	323,741	190,132
Total deferred income taxes assets - current	$414,105	$207,765

b.	Value Added Tax (“VAT”)

Vantone Manufacturing and Vantone Yuan’s subsidiaries are subject to VAT on merchandise sales in PRC. Since Vantone Manufacturing engages in the manufacture and processing business, a small scale VAT rate of 6% was applicable before January 1, 2009. For Vantone Yuan’s subsidiaries whichever engage in distribution and sales of daily commodities, a small scale VAT rate of 4% was applicable prior to January 1, 2009. According to China VAT regulations, commencing January 1, 2009, all small scale VAT rates have been changed to 3%. On July 1, 2009, Vantone Manufacturing becomes a general taxpayer and the tax rate was changed from 3% to 17%.

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

d.	Taxes Payable

As of December 31, 2011 and March 31, 2011, taxes payable consisted of the following:

	December 31, 2011	March 31, 2011
	(Unaudited)	(Audited)
Value-added taxes	$(88,621)	$(28,720)
Corporate income tax provision	502,475	287,889
Business taxes	28,562	(5,988)
Individual income tax withholdings	668	655
City construction, education, and other taxes	(2,280)	8,815
Total	$440,804	$262,651

Arising from purchasing plenty of the inventories in prior period, one of our subsidiaries was represented a significant increase in relation to purchase tax as of March 31, 2011.  Despite the fact that our other subsidiaries recorded more value-added taxes payable as of March 31, 2011, the increased amount of purchase tax was mostly offset by the value-added taxes payable incurred from other subsidiaries as of March 31. As a result, the value-added taxes were slight negative as of March 31, 2011.  Our products sales were drop significantly for the nine months ended December 31, 2011.Therefore, we recorded only less sales tax as of December 31, 2011.  Most of purchase tax generated in prior period did not still deduct as of December 31, 2011. Accordingly, the value-added taxes were great negative as of December 31, 2011.

10.	Deferred Revenue-VIP and Network

In April 2010, the Company established an insurance B2C e-commerce trade platform named “Vantone Insurance Online Shop” (“Vantone Online”). Once the customer register to our membership (it refers to VIP membership), it can enjoy more convenient service by Vantone Online. In general, we charge registration fee for one year. As a result, we recognized the partial amount as revenues and the rest of amount as “deferred VIP membership revenue” when we received registration fees. Hereafter we will record to revenue from “deferred VIP membership revenue” based on the service period. As of December 31, 2011 and March 31, 2011, the deferred VIP membership revenues were $0 and $248,387, respectively.

Further, the insurance agent registers to permanent membership. Pursuant to this condition, we recognized the partial amount as revenues and the rest of amount as “deferred network service revenue” when we received registration fees. Hereafter we will record to revenue from “deferred network service revenue” based on the service period from payment to expiration date of operations of Kang Ping Vantone. As of December 31, 2011, the deferred network service revenue-current and non-current were $4,365 and $24,008 respectively.

11.	Operating Lease Commitments

The Company leases certain office spaces under operating lease agreements. The rental expenses under operating leases were $31,625 and $20,391 for the nine months ended December 31, 2011 and 2010, respectively. The following is a schedule of future minimum rental payments required under operating leases that had initial or remaining non-cancelable lease terms beyond December 31, 2011.

For The Fiscal Years Ending December 31,	Amount
2012	$44,232
2013	12,143
2014	12,143
2015	12,143
2016	6,072
Total minimum rental payments required	$86,733

12.	Stockholder’s Equity

a.	Common Stock

The Company is authorized to issue 100,000,000 shares of Common Stock, $.001 par value per share, of which 30,001,000 shares are outstanding and issued as of December 31, 2011.

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

Upon completion of the Share Exchange and warrant exchange, there were 30,001,000 shares of the Company’s common stock issued and outstanding as of December 31, 2011.

b.	Additional Paid-In Capital

The additional paid-in capital represents the excess of the aggregate fair value of the capital contributed over the par value of the stock issued. There was negative $738,290 and $1,919,800 additional paid-in capital as of December 31, 2011 and March 31, 2011, respectively.

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

The Company established and segregated in reserve funds an aggregate amount of $894,842 and $865,816 for the Statutory Surplus Reserve as of December 31, 2011 and March 31, 2011, respectively.

13.	Proxy Agreement, Entrusted Management Agreement, and Purchase Option and Cooperation Agreement

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

On October 12, 2011, Vantone Manufacturing entered into share transfer agreements (the “Transfer Agreements”) with Honggang Yu and Jichun Li, respectively.  Such transfer was approved by Shenyang Administration of Industry and Commerce on October 18, 2011. Pursuant to the Transfer Agreements, Mr. Honggang Yu and Mr. Jichun Li transferred 90% and 10% of the equity interest of Vantone Yuan to Vantone Manufacturing, respectively. Effective on October 18, 2011, Vantone Yuan became a wholly owned enterprise by Vantone Manufacturing.  Concurrent with such transfer transaction, such three agreements described below are no longer necessary. As a result, we terminated the three agreements on October 18, 2011.

14.	Segment Reporting

The Company engages in three types of business activities: daily commodities (including healthcare and beauty products, feminine hygiene products) sales, insurance agency service, and small financing loans service. In addition, the Company collects the VIP membership and network service fees from the clients who would like to enjoy the discount on the merchandises they purchased from the Company on line. Network service members not only can buy or/and sell the Company’s daily commodities, but also joints the Company as one of its insurance agent. The chief operating decision makers evaluate performance, make operating decisions, and allocate resources based on the separated type of business financial data. Gross profit, operating income, income from operations, and income taxes are allocated to specific business activities within the organization. In accordance with ASC 280 “Disclosures about Segments of an Enterprise and Related Information” the Company is considered to have three reportable segments. The Company is required to disclose certain information about profit or loss, total assets and liabilities and long-lived assets. Following is a summary of segment information for the nine months ended December 31, 2011 and 2010:

	For The Nine months Ended December 31, 2011
	Products Sold	Insurance Agency	Financing Interest	Total
	and Related Service	Related Service	Related Service

Total assets	$5,755,674	$773,320	$7,693,819	$14,222,813
Total long - lived assets, net	$2,536,415	$489,179	$1,878	$3,027,472
Total liabilities	$345,196	$176,463	$315,771	$837,430

Net revenue from products sold	$29,987	$-	$-	$29,987
Revenue from Insurance service rendered	$-	$6,296	$-	$6,296
Revenue from financing interests	$-	$-	$1,003,068	$1,003,068
Revenue from membership fees	$253,226	$-	$-	$253,226
Revenue from network service fees	$3,214	$-	$-	$3,214
(Loss) Income from operations	$(456,079)	$(79,985)	$447,526	$(88,538)
Depreciation expenses	$103,095	$25,073	$571	$128,739
Bank interest income	$27,055	$211	$571	$27,837
Non-controlling interest	$-	$(9,598)	$-	$(9,598)
Income tax (benefits) expenses	$(87,687)	$(42,074)	$150,635	$20,874

	For The Nine months Ended December 31, 2010
	Products Sold	Insurance Agency	Financing Interest	Total
	and Related Service	Related Service	Related Service

Total assets	$12,455,946	$721,093	$3,045,310	$16,222,349
Total long - lived assets, net	$2,560,141	$499,747	$309	$3,060,197
Total liabilities	$1,017,644	$116,836	$9,933	$1,144,413

Net revenue from products sold	$2,245,442	$-	$-	$2,245,442
Revenue from Insurance service rendered	$-	$23,173	$-	$23,173
Revenue from financing interests	$-	$-	$40,896	$40,896
Revenue from membership fees	$514,844	$-	$-	$514,844
Revenue from network service fees	$2,039	$-	$-	$2,039
Income (Loss) from operations	$1,543,428	$(141,104)	$9,304	$1,411,628
Depreciation expenses	$103,033	$24,518	$5	$127,556
Bank interest income	$8,540	$211	$1,513	$10,264
Non-controlling interest	$-	$(11,468)	$-	$(11,468)
Income tax (benefits) expenses	$396,246	$(45,422)	$4,816	$355,640

15.	Concentrations of Business

a.	Major Customers

The following summarizes products sold to major customers (each 10% or more of total products sold):

	Sold to Major	Number of	Percentage of
For The Nine months Ended December 31,	Customers	Customers	Total Products Sold
2011	$16,516	5	55.08%
2010	$650,100	2	28.95%

The following summarizes insurance agency service fees received from major insurance company (each 10% or more of total insurance agency service fees received):
	Revenue from	Number of	Percentage of
For The Nine months Ended December 31,	Major Insurance Co.	Insurance Co.	Total Service Rendered
2011	$6,296	4	100.00%
2010	$21,684	3	93.57%

None of the Company’s customers from Vantone Small Financing accounted for more than 10% of total revenue from small financing interest income for the nine months ended December 31, 2011.

b.	Major Suppliers

The following summarizes raw materials and products purchased from major suppliers (each 10% or more of total raw material and products purchased):

	Purchased from	Number of	Percentage of
For The Nine months Ended December 31,	Major Suppliers	Suppliers	Total Purchased
2011	$41,582	1	86.90%
2010	$932,883	4	82.44%

16.	Concentrations of Risks

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

Vantone Small Financing is an emerging non-financial corporation in China, but due to the Chinese economic growth slows down, aggravate of the inflation and influence of the prospective on rising the interest rate, if we can’t expand investment channel effectively for attracting more clients, our profitability is hard to forecast. Vantone Small Financing business may occur the risk which the principal and interest is unable to recover, it might affect our profitability. As of December 31, 2011, four borrowers had defaulted on its loan payments to us.

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

17.	Subsequent Events

In order to extend market share and improve competitive advantage of our water purifying series equipments, all of our physical stores would start to provide a rental business with respect to water purifying equipment and the relevant maintenance service beginning in January 2012. Pursuant to our lease planning, we will charge the rental fees of RMB 15 or 30 per months if the customer pays RMB 200 to 1,000 to us at the leasing inception date, otherwise we will increase the rental fees to RMB 30 or 60 per months. In general, the term of rental water purifying equipment is three years to four years. In addition, our customers can fully obtain the ownership of the water purifying equipment after the lease expiration. During the course of rental water purifying equipment, we will provide free service, including the repairing and maintenance service and so on.  If the customer continues to enjoy our relevant service after the lease expiration, we will charge RMB 360 per year.

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

From April 2007 to April 2010 we developed a sales network across China for our businesses, excluding our small loan business which was set up in September 2010.  During this time we established approximately 400 franchise stores, as well as branch offices in the Jilin and Heilongjiang Provinces. Through our sales network, we distributed approximately 70 different products, ranging from daily commodities such as health food and products, cosmetics and skincare products, vitamins, water filters, bamboo fiber products, jade mattresses with regulated temperature control, appliances, kitchenware, and insurance products.  In April 2010, we closed our 400 franchise stores and primarily operated our business through our website Vantone Online. At this time we encouraged customers to open franchises with us. All members who registered as VIP members on Vantone Online could apply to open a merchandise franchise, and the members who meet insurance agent qualifications could also apply to open up an insurance franchise. We not only provided small loans for members to support their business, but also provided online order services and online payment services on Vantone Online. The members who opened a merchandise or insurance franchise with us receive professional training and instructions before they could operate the franchises. For the fiscal year ended March 31, 2011, we also allowed members to publicize their franchise stores on our website. Simultaneously, we decided to significantly change our business model to accommodate online orders and e-payment.

In April 2011, in order to increase our sales volume, and satisfy our customers’ demands, we made the decision to open physical store locations in China. In April 2011, we retained a strategy company to design our VI logo, create a market analysis report, and conduct strategic development of our franchised owned stores.  Currently, we have stopped selling our products through our Vantone online website and stopped online member registration. Customers are now only able to make orders and purchase our products at our physical store locations, where they can also view samples of our products. As of December 31, 2011, we have set up twenty-two franchise physical stores in the Liaoning province. Today our website is mainly used for advertising our products and to provide information for our customers and our physical store locations.

In order to increase the number of customers that visit our franchise stores, we intend to provide convenience services in the future, such as credit card payment services, telephone and cell phone prepaid services, travel agency services, traffic penalty payment services, water and electric bill payment services and IC card prepaid services, etc. We plan to start such convenience services commencing in the near future. In addition, all of our physical stores start to provide rental business with respect to water purifying equipment and the relevant maintenance service commencing January 2012.

Additionally, we sell daily commodities products on our Vantone website, including health care food and related products, skin-care and beauty products and feminine care products, etc. These sales accounted for approximately 55% of our total revenue for the year ended March 31, 2011. However, we have significantly reduced the sales of these daily commodities products since April 2011. Since April 2011, we stopped our consumer goods' sales, the reason being that we wanted to focus on setting up physical stores locations as our new marketing strategy. In the future, our marketing strategy will include the sale of consumer goods in our physical store locations.

Results of Operations

Results of Operations for the Three Months Ended December 31, 2011 as Compared to the Three Months Ended December 31, 2010

	For The Three Months Ended December 31,		2011 Vs 2010
	2011	2010	Increase /(Decrease)
Revenues
Products sold	$16,981	$1,290,537	(1,273,556)	-99%
Sales discount for products	(33)	(608,535)	608,502	-100%
Insurance service rendered	3,361	4,737	(1,376)	-29%
VIP membership fees	1,315	253,785	(252,470)	-99%
Network service fees	1,083	1,031	52	5%
Financing interest	362,196	40,896	321,300	786%
Total Revenues, Net	384,903	982,451	(597,548)	-61%

Cost of Goods Sold
Products sold	33,850	243,719	(209,869)	-86%
Insurance service rendered	1,742	2,287	(545)	-24%
VIP membership cost	72	13,852	(13,780)	-99%
Network service cost	59	56	3	5%
Financing cost	20,283	2,150	18,133	843%
Total Cost of Goods Sold	56,006	262,064	(206,058)	-79%

Gross Profit	328,897	720,387	(391,490)	-54%

Operating Expenses
Selling expenses	7,920	6,063	1,857	31%
Loss on disposal of fixed assets	3,292	-	3,292	100%
Bad debt recoveries	(55,038)	(2,442)	(52,596)	2154%
Provision for loan losses	5,713	16,592	(10,879)	-66%
General and administrative expenses	319,110	375,885	(56,775)	-15%
Total Operating Expenses	280,997	396,098	(115,101)	-29%

Income From Operations	47,900	324,289	(276,389)	-85%

Other Income
Interest income, net	3,289	4,520	(1,231)	-27%
Other income, net	71,097	-	71,097	100%
Total Other Income	74,386	4,520	69,866	1546%

Income Before Taxes	122,286	328,809	(206,523)	-63%
Provision for Income Taxes	(4,854)	159,220	(164,074)	-103%
Income Before Noncontrolling Interest	127,140	169,589	(42,449)	-25%

Less: Net loss attributable to the noncontrolling interest	(733)	(4,016)	3,283	-82%

Net Income Attributable to Vantone International
Group, Inc.	$127,873	$173,605	(45,732)	-26%

Revenues

For the three months ended December 31, 2011, our revenues, net were $384,903 as compared to $982,451 for the three months ended December 31, 2010, a decrease of $597,548 or 61%. The primary reason for the decrease in revenues resulted from the decrease of products sold income for the three months ended December 31, 2011 as compared to the same period in 2010.  Commencing April 2011, we devoted to open our physical stores, as a result, we have closed our Vantone online website and stopped online member registration. It led to a significant decrease in sales products and VIP membership fees for the three months ended December 31, 2011 as compared to the same period in 2010. Despite the fact that we realized more profit through the providing small financing loans service, such increase had been offset fully by the decrease in revenues from our products sales and VIP membership fees in the current period. As a result, our revenues decreased substantially for the three months ended December 31, 2011 as compared to the same period in 2010.

The following table sets forth information regarding the sales of our principal products during the three months ended December 31, 2011 and 2010.

	For The Three months Ended December 31,
	2011		2010		2011 1ess 2010
Products Name	Amount	%	Amount	%	Amount	%
Water purifying equipment and cup	$10,980	65%	$482,326	71%	$(471,346)	-98%
Daily commodities("E" commodities)	5,968	35%	199,676	29%	(193,708)	-97%
Total products sold revenue, Net	$16,948		$682,002		$(665,054)	-98%

As reflected in the table, our revenue net from the sale of products (identified as “product sold” on our statements of operations) decreased from $682,002 (Sales were $1,290,537 and discount were $608,535) in the three months ended December 31, 2010 to $16,948 (Sales were $16,981 and discount were $33) (4.4% of total revenue) for the three months ended December 31, 2011. This occurred because the Company closed the Vantone Online website in April 2011 and we are preparing to establish physical franchise shop.

Except for product sales, we also sold insurance products. Our insurance business remains insignificant.  For the three months ended December 31, 2011, our revenue from the sale of insurance services (identified as “insurance service rendered” on our Statements of Operations) fell to $3,361 from $4,737 for three months ended December 31, 2010. The primary reason for the lack of vitality in our insurance business was that we focused on initiating the Vantone Insurance B2C Network as our point of entry into the national insurance market.  The complexity of developing this mode of insurance marketing, which is new to China, delayed the expansion of our insurance business. At present we are uncertain of the future development of our insurance business, although we expect that over the long term it will grow into a significant factor in our overall revenue.

In addition, VIP membership fees decreased to $1,315 in revenue for the three months ended December 31, 2011 from $253,785 for the three months ended December 31, 2010. None of our new memberships were recruited for the three months ended December 31, 2011, arising from closing the Vantone Online in this period, as a result, we only realized less VIP membership fees during this quarter through our VIP members last fiscal year. Since Network Service Memberships are permanent, we recognized $1,083 as Network service memberships for the three months ended December 31, 2011.

Our revenues of financing interest is our new profit point, which is primarily driven by lending to individual consumers, and generated net interest income of $362,196 for the three months ended December 31, 2011. We had RMB 45,584,000 (equivalent to $7,229,141) in total loans outstanding as of December 31, 2011.

Cost of Goods Sold and Gross Profit

For the three months ended December 31, 2011, cost of goods sold amounted to $56,006 or 14.55% of net revenues as compared to cost of sales of $262,064 or 26.68% of net revenues for the three months ended December 31, 2010. Gross profit for the three months ended December 31, 2011 was $328,897 or 85.45% of total revenues, as compared to $720,387 or 73.33% of total revenues for the three months ended December 31, 2010. The gross margin increased primarily as a result that the VIP & Network Service Memberships fees and financing interest income were accounted for 95.6% of total revenues net, which resulted in more gross margin generated upon the little cost for the three months ended December 31, 2011.

Operating Expenses

For the nine months ended December 31, 2011, total operating expenses were $1,269,967 as compared to $535,074 for the nine months ended December 31, 2010, an increase of $734,893 or 137%. The increase in total operating expenses was primarily due to an increase in provision for loan losses and General & administrative expenses and reduction in bad debts recoveries. The provision for loan losses was $282,920 for the nine months ended December 31, 2011. Pursuant to the management's estimate, we adopted the allowance for loan losses at 1% of outstanding loan principal beginning October, 2010. In order to reduce the risk, we increased the allowance rate for loan losses to 5% of the part of outstanding loans principal amount commencing the nine months ended December 31, 2011.The increase in general and administrative was mainly due to an increase in employee salaries, related to employee insurances, travelling fee, and entertainment fee of Vantone Manufacturing, Vantone Yuan and Vantone Small Financing for the nine months ended December 31, 2011 as compared to the same period in 2010. The decrease in bad debts recoveries were primarily due to the fact that Vantone Manufacturing collected significantly accounts receivable for the nine months ended December 31, 2010. It resulted in more bad debt recoveries incurred last year.

Other Income

For the three months ended December 31, 2011, total other income amounted to $74,386 as compared to $4,520 for the three months ended December 31, 2010, an increase of $69,866. This increased in other income was primarily attributable to the fact that the Company realized the rental income amount of RMB 303,688 (equivalent to $47,278) for the three months ended December 31, 2011. No such transaction was made for the three months ended December 31, 2010.

Income Tax

Income taxes expense decreased by $164,074 to income tax benefit of $4,854 for the three months ended December 31, 2011 as compared to $159,220 for the three months ended December 31, 2010. This decrease was primarily due to the fact that we reduced significantly products sold in this period. It resulted in an obvious decrease in income tax costs for the three months ended December 31, 2011 as compared to the same period in 2010. Although Vantone Small Financing realized profit during this quarter, it had been offset fully by more losses incurred our other subsidiaries for the three months ended December 31, 2011. As a result, income taxes expenses significantly reduced during this quarter ended December 31, 2011.

Net Income and Other Comprehensive Income

During the three months ended December 31, 2011, Vantone Insurance had a net loss of approximately $6,108.  In our Statements of Operations, the 12% of that loss allocable to our partner was deducted from our net income. Our net income for the quarter ended December 31, 2011, after that deduction, totaled $127,873.

Our business operates primarily in Chinese Renminbi (“RMB”), but we report our results in our SEC filings in U.S. dollars.  The conversion of our accounts from RMB to U.S. dollars results in translation adjustments.  While our net income will be added to the retained earnings on our balance sheets; the translation adjustments will be added to a line item on our balance sheet labeled “accumulated other comprehensive income,” since they will be more reflective of changes in the relative values of U.S. and Chinese currencies than of the success of our business. During the three months ended December 31, 2011, the effect of converting our financial results to U.S. dollars was to reduced $318,234 to our accumulated other comprehensive income. During the quarter ended December 31, 2010, when the exchange rate between the RMB and the U.S. dollar was much more volatile, there was an increase of $182,460 to our accumulated other comprehensive income.

Results of Operations for the nine Months Ended December 31, 2011 as Compared to the nine Months Ended December 31, 2010

	For The Nine Months Ended December, 31		2011 Vs 2010
	2011	2010	Increase /(Decrease)
Revenues
Products sold	36,494	3,206,455	(3,169,961)	-99%
Sales discount for products	(6,507)	(961,013)	954,506	-99%
Insurance service rendered	6,296	23,173	(16,877)	-73%
VIP membership fees	253,226	514,844	(261,618)	-51%
Network service fees	3,214	2,039	1,175	58%
Financing interest	1,003,068	40,896	962,172	2353%
Total Revenues, Net	1,295,791	2,826,394	(1,530,603)	-54%

Cost of Goods Sold
Products sold	39,839	831,530	(791,691)	-95%
Insurance service rendered	4,311	17,821	(13,510)	-76%
VIP membership cost	13,865	28,080	(14,215)	-51%
Network service cost	175	111	64	58%
Financing cost	56,172	2,150	54,022	2513%
Total Cost of Goods Sold	114,362	879,692	(765,330)	-87%

Gross Profit	1,181,429	1,946,702	(765,273)	-39%

Operating Expenses
Selling expenses	48,323	11,460	36,863	322%
Loss on disposal of fixed assets	3,868	2,677	1,191	44%
Bad debt recoveries	(68,465)	(350,165)	281,700	-80%
Provision for loan losses	282,920	16,592	266,328	1605%
General and administrative expenses	1,003,321	854,510	148,811	17%
Total Operating Expenses	1,269,967	535,074	734,893	137%

(Loss) Income From Operations	(88,538)	1,411,628	(1,500,166)	-106%

Other Income
Interest income, net	9,305	10,264	(959)	-9%
Other income, net	37,946	(110)	38,056	-34596%
Total Other Income	47,251	10,154	37,097	365%

(Loss) Income Before Taxes	(41,287)	1,421,782	(1,463,069)	-103%
Provision for Income Taxes	20,874	355,640	(334,766)	-94%
(Loss) Income Before Noncontrolling Interest	(62,161)	1,066,142	(1,128,303)	-106%

Less: Net loss attributable to the noncontrolling interest	(9,598)	(11,468)	1,870	-16%
Net (Loss) Income Attributable to Vantone International
Group, Inc.
	(52,563)	1,077,610	(1,130,173)	-105%

Revenues

For the nine months ended December 31, 2011, our revenues, net were $1,295,791 as compared to $2,826,394 for the nine months ended December 31, 2010, a decrease of $ 1,530,603 or 54%. The decrease in revenues was primarily attributable to the fact that the revenues arising from product sales reduced significantly for the nine months ended December 31, 2011 as compare to the same period in 2010.  Commencing April 2011, we primarily devoted to establish our physical stores. Concurrently we have stopped selling our products through our Vantone online website and stopped online member registration. As a result, we significantly reduced our products sales and VIP membership fees for the nine months ended December 31, 2011 as compared to the same period of last year. Although the financing interest income increased obviously for the nine months ended December 31, 2011 as compared to the same period in 2010, arising from establishing Vanonte Small Financing in September 2010. However, this increase had been offset fully by the decrease in revenues from our products sales and VIP membership fees in the current period. As a result, our revenues decreased substantially for the nine months ended December 31, 2011 as compared to the same period in 2010.

The following table sets forth information regarding the sales of our principal products during the nine months ended December 31, 2011 and 2010.

	For The Nine months Ended December 31,
	2011		2010		2011 1ess 2010
Products Name	Amount	%	Amount	%	Amount	%
Water purifying equipment and cup	$14,281	48%	$492,180	22%	$(477,899)	-97%
Daily commodities("E" commodities)	15,706	52%	1,753,262	78%	(1,737,556)	-99%
Total products sold revenue, Net	$29,987		$2,245,442		$(2,215,455)	-99%

As reflected in the table, during that period, our revenue net from the sale of products (identified as “product sold” on our statements of operations) decreased from $2,245,442 in the nine months ended December 31, 2010 to $29,987 (Sales were $36,494 and discount were $6,507) (2.31% of total revenue) for the nine months ended December 31, 2011. This occurred because the Company closed the Vantone Online website for the nine months ended December 31, 2011 and retained a strategy company to design a VI logo and conduct the market research report and create a physical store development report from April 2011 to July 2011. In addition, we spent more time assisting our customers to open franchise stores for the quarter ended December 31, 2011. This caused a significant decrease in product sales for the nine months ended December 31, 2011 compare to the same period in 2010.

Except for product sales, our insurance business remains insignificant.  For the nine months ended December 31, 2011, our revenue from the sale of insurance policies (identified as “insurance service rendered” on our Statements of Operations) fell to $6,296 from $23,173 for the nine months ended December 31, 2011. The primary reason for the lack of vitality in our insurance business was that we focused on initiating the Vantone Insurance B2C Network as our point of entry into the national insurance market.  The complexity of developing this mode of insurance marketing, which is new to China, delayed the expansion of our insurance business. At present we are uncertain of the future development of our insurance business, although we expect that over the long term it will grow into a significant factor in our overall revenue.

In addition, VIP memberships fees were fell to $253,226 in revenue for the nine months ended December 31, 2011 from $514,844 for the nine months ended December 31, 2010. The primary reason was primarily attribution to the fact that none of new memberships had been recruited for the nine months ended December 31, 2011, arising from closing the Vantone Online in this period. Since Network Service Memberships are permanent, we still recognized $3,214 as Network service membership for the nine months ended December 31, 2011.

Our revenues of financing interest is our new profit point, which are primarily driven by lending to individual consumers, and generate net interest income $1,003,068 for the nine months ended December 31,2011. We had RMB 45,584,000 (equivalent to $7,229,141) in total loans outstanding as of December 31, 2011.

Cost of Goods Sold and Gross Profit

For the nine months ended December 31, 2011, cost of goods sold amounted to $114,362 or 8.83% of net revenues as compared to cost of sales of $879,692 or 31.12% of net revenues for the nine months ended December 31, 2010. The decrease in cost for the nine months ended December 31, 2011 was primarily due to the decrease in product sold for the nine months ended December 31, 2011. Gross profit for the nine months ended December 31, 2011 was $1,181,429 or 91.17% of total revenues, as compared to $1,946,702 or 68.88% of total revenues for the nine months ended December 31, 2010. The gross margin increased primarily as a result that we realized high gross margins arising from the service rendered of VIP & Network Service Memberships fees and financing interest income for the nine months ended December 31, 2011 which were constituted 97.69% of total revenue net.

Operating Expenses

For the nine months ended December 31, 2011, total operating expenses were $1,269,967 as compared to $535,074 for the nine months ended December 31, 2010, an increase of $734,893 or 137%. The increase in total operating expenses was primarily due to an increase in provision for loan losses and General & administrative expenses and reduction in bad debts recoveries. The provision for loan losses was $282,920 for the nine months ended December 31, 2011. Pursuant to the management's estimate, we adopted the allowance for loan losses at 1% of outstanding loan principal beginning October, 2010. In order to reduce the risk, we increased the allowance rate for loan losses to 5% of the part of outstanding loans principal amount commencing the nine months ended December 31, 2011.The increase in general and administrative was mainly due to an increase in employee salaries, related to employee insurances, travelling fee, and entertainment fee of Vantone Manufacturing, Vantone Yuan and Vantone Small Financing for the nine months ended December 31, 2011 as compared to the same period in 2010. The decrease in bad debts recoveries were primarily due to the fact that Vantone Manufacturing collected significantly  accounts receivable for the nine months ended December 31, 2010. It resulted in more bad debt recoveries incurred last year.

Other Income

For the nine months ended December 31, 2011, total other income amounted to $47,251 as compared to the other income of $10,154 for the nine months ended December 31, 2010, an increase of $37,097. This increased in other income was primarily attributable to the fact that the Company realized the rental income amount of RMB 672,681 (equivalent to $104,722) for the nine months ended December 31, 2011.

Income Tax

Income taxes expense decreased by $334,766 to $20,874 for the nine months ended December 31, 2011 as compared to $355,640 for the nine months ended December 31, 2010. This decrease was primarily due to the fact that we reduced significantly products sold in this period. It resulted in slight income tax costs incurred for the nine months ended December 31, 2011 as compared to the same period in 2010. Despite the fact that more income taxes expense incurred by Vantone Small Financing for the nine months ended December 31, 2011 as compared to the same period in 2010, the total income tax expense had been represented an obvious reduction for the nine months ended December 31, 2011 as compared to the same period of last year.

Net Income and Other Comprehensive Income

During the nine months ended December 31, 2011, Vantone Insurance had a net loss of approximately $79,983.  In our Statements of Operations, the 12% of that loss allocable to our partner was deducted from our net loss. Our net loss for the quarter ended December 31, 2011, after that deduction, totaled $53,563.

Our business operates primarily in Chinese Renminbi (“RMB”), but we report our results in our SEC filings in U.S. dollars.  The conversion of our accounts from RMB to U.S. dollars results in translation adjustments.  While our net income will be added to the retained earnings on our balance sheets; the translation adjustments will be added to a line item on our balance sheet labeled “accumulated other comprehensive income,” since they will be more reflective of changes in the relative values of U.S. and Chinese currencies than of the success of our business. During the nine months ended December 31, 2011, the effect of converting our financial results to U.S. dollars was to add $70,914 to our accumulated other comprehensive income. During the quarter ended December 31, 2010, when the exchange rate between the RMB and the U.S. dollar was much more volatile, there was an increase of $450,754 to our accumulated other comprehensive income.

Liquidity and Capital Resources

Operating working capital (total current assets less total current liabilities) decreased by $2,635,588 from $13,017,407 as of March 31, 2011 to $10,381,919 as of December 31, 2011. The decrease was primarily as of result of a decrease in accounts receivable and advanced to stockholders/officers, net for the nine months ended December 31, 2011. The ratio of current assets to current liabilities was 13.76:1

The following is a summary of cash provided by or used in each of the indicated types of activities during the nine months ended December 31, 2011 and 2010:

	For The Nine months Ended December 31,
	2011	2010
	(Unaudited)	(Unaudited)
Cash Provided by (Used in):
Operating Activities	2,657	3,507,702
Investing Activities	1,601,210	(1,656,691)
Financing Activities	(2,161,402)	-

Cash provided by operating activities was $2,820 for the nine months ended December 31, 2011 as compared to $3,507,702 provided by operating activities for the nine months ended December 31, 2010. The decreased in cash provided by operating activities was primarily a result of significantly decreased of operating income and collection accounts receivable for the nine months ended December 31, 2011.

Net cash provided by investing activities amounted to $1,601,210 for nine months ended December 31, 2011 from $1,656,691 used in for the nine months ended December 31, 2010. The increased in provided by cash was primarily attributable to the fact that we received the deposit of 10 million (equivalent to $1,527,044) from bank for the nine months ended December 31, 2011, arising from a cash restricted transaction. Additional information is disclosed in Note 2 of the Company’s financial statements. No such transactions were made for the nine months ended December 31, 2010. In addition, we lent approximate $1.64 million of principal to individual to develop our small financing loans business for the nine months ended December 31, 2010. However, we reduced the loans to individual for the nine months ended December 31, 2011.

Net cash used in financing activities amounted to $2,161,402 for the nine months ended December 31, 2011 from $0 provided by for the nine months ended December 31, 2010. The increase in cash used in financing activities was mainly due to the fact that Vantone Small Financing returned a loan of RMB 10 million (equivalent to $1,527,044) to bank for the nine months ended December 31, 2011. Additional information is disclosed in Note 2 of the Company’s financial statements.  In additional, we paid more money to acquire the subsidiaries for the nine months ended December 31, 2011. No such transactions were made for the nine months ended December 31, 2010.

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

(a)
Evaluation of disclosure controls and procedures. Our disclosure controls and procedures are designed to ensure (i) that information required to be disclosed by us in the reports we file or submit under the Exchange Act are recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms; and (ii) that information required to be disclosed by us in the reports it files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. As of December 31, 2011 we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective at the reasonable assurance level.

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

VANTONE INTERNATIONAL GROUP INC.

Date: February 21, 2012	By:	/s/ Honggang Yu
	Name:	Honggang Yu
	Title:	President, Chief Executive Officer, Chief Financial Officer and Chairman (Duly Authorized Officer, Principal Executive Officer and Principal Accounting Officer)